Form 10-K
period 1993-12-31
SERVICEMASTER LTD PARTNERSHIP
filed 1994-03-29
CIK 806027

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-K


               Annual Report Pursuant To Section 13 Or 15(d)
                   Of The Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1993. Commission File number 1-9378


                     SERVICEMASTER LIMITED PARTNERSHIP
        (Exact Name of Registrant as Specified in its Certificate)



                 Delaware                     36-3497008
(State or Other Jurisdiction of   (IRS Employer Identification No.)
 Incorporation or Organization)


One ServiceMaster Way, Downers Grove, Illinois           60515-9969

  (Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code: (708) 964-1300

Securities registered pursuant to Section 12(b) of the Act:

                                     Name of Each Exchange
 Title of Each Class                   On Which Registered
   Partnership Shares                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by Check Mark Whether the Registrant (1) Has Filed All Reports Required to Be Filed by Shorter Period That the Registrant Was Required to File Such Reports), and (2) Has Been
Subject to Such Filing Requirements for the Past 90 Days.  Yes   X
 No

      The Aggregate Market Value of Shares Held by Non-Affiliates of the Registrant As of March 9, 1994 was $2,017,119,884.


                       DOCUMENT INCORPORATED BY REFERENCE

      Certain parts of the Registrant's Annual Report to Shareholders for the year ended December 31, 1993 are incorporated into Part I, Part II and Part IV of this Form 10-K.

                                  PART I

The Company

      This annual report on Form 10-K is filed by ServiceMaster Limited Partnership (hereinafter sometimes called the "Registrant"). The Registrant and its immediate subsidiary, The ServiceMaster Company Limited Partnership, were formed in December 1986 as limited partnerships under the laws of the State of Delaware to succeed to the business and assets of ServiceMaster Industries Inc. The Registrant and The ServiceMaster Company, together with all other entities affiliated with these two limited partnerships and the Registrant's predecessor organization, are hereinafter referred to as "ServiceMaster" or the "Company" or the "ServiceMaster enterprise".

      The Registrant is a holding company whose limited partner shares are listed on the New York Stock Exchange and whose principal asset consists of all of the common limited partner interest in The ServiceMaster Company. Until January 31, 1992, the Registrant had both individual general partners and one corporate general partner. In January 1992, the shareholders of the Registrant approved an amendment of the Registrant's agreement of limited partnership under which the structure of the Registrant was changed by the withdrawal of the three individual general partners and the admission of ServiceMaster Corporation as a special general partner. These changes are described further in this Preface under the caption "The 1992 Reorganization".

      The two principal units of the ServiceMaster business are Management Services and Consumer Services, each of which is organized as a separate limited partnership. Each of these partnerships has its own governance body. ServiceMaster
Management Services Limited Partnership was formed in December 1991 and ServiceMaster Consumer Services Limited Partnership was formed in the Summer of 1990.

      All subsidiaries of The ServiceMaster Company (which for purposes of this paragraph are limited to first-tier subsidiaries) are wholly owned except for the following:
ServiceMaster Consumer Services L. P., as to which a subsidiary of WMX Technologies, Inc. owned a 22% common equity interest from January 1, 1993 to June 8, 1993 and a 27.8% common equity interest from June 8, 1993 forward; ServiceMaster Management Services, as to which senior management owned a 10% equity interest (determined after giving effect to intercompany debt) from January 1, 1994 forward; and LTCS Investment L.P. (the immediate parent of ServiceMaster Diversified Health Services), as to which management of ServiceMaster Diversified Health
Services owns an 11% equity interest.

      All subsidiaries of ServiceMaster Consumer Services L.P.
(referred to in this paragraph as "SMCS") are wholly owned or will be wholly owned by the end of 1994 except for TruGreen L.P., as to which senior management owns a 15% interest.

      All material subsidiaries of ServiceMaster Management
Services L. P. are wholly owned.

The 1992 Reorganization

      At a meeting of the shareholders of the Registrant held on January 13, 1992, the shareholders approved a "Reorganization Package" consisting of a comprehensive amendment and restatement of its partnership agreement and a merger by which the Registrant would convert back into a corporation on or before December 31, 1997.

      As a result of the approval of the Reorganization Package, ServiceMaster Corporation was admitted as a Special General Partner of the Registrant to serve as a vehicle through which institutional investors could be offered opportunities to invest in ServiceMaster through the acquisition of a corporate security. If shares of stock were to be issued by ServiceMaster Corporation ("Corporate Shares"), the Corporate Shares would indirectly represent the same percentage interest in the Registrant as was then represented by each limited partner share in ServiceMaster. At the present time there are no plans to issue stock of ServiceMaster Corporation.

      The merger agreement which was approved as part of the Reorganization Package provides for the merger by which ServiceMaster expects to return to corporate form (the "Reincorporating Merger"). ServiceMaster Incorporated of
Delaware has been organized to become the successor entity through which the public will invest in ServiceMaster after the Reincorporating Merger. The limited partner shares of the Registrant together with any Corporate Shares which may be issued prior to the Reincorporating Merger will be converted on a one-for-one basis into new shares of common stock to be issued by ServiceMaster Incorporated. As a result of these conversions, ServiceMaster Incorporated will be entirely owned by the persons who, collectively, owned all of the limited partner shares of the Registrant and all of the Corporate Shares of ServiceMaster Corporation (if any) immediately prior to the Reincorporating Merger.

      The Reorganization Package included certain changes in the identity of and the capital contribution requirements for the general partners of the Registrant. These changes were effected on January 31, 1992, when the three individual general partners of the Registrant and of The ServiceMaster Company withdrew as general partners from each of these limited partnerships and became stockholders of ServiceMaster Management Corporation.
ServiceMaster Management Corporation became the sole general partner of the Registrant and of The ServiceMaster Company with management authority with respect to these partnerships. As part of these transactions, the amount of independent capital required to be maintained by ServiceMaster Management Corporation was reduced to $15 million.

      For further information concerning the changes effected by the 1992 Reorganization, see the discussion captioned
"Description of the Partnership Structure" beginning on page 9.

Item 1.  Business

DESCRIPTION OF THE BUSINESS

Business Groups

      ServiceMaster is functionally divided into four operating groups: Management Services, Consumer Services, Diversified Health Services and International and New Business Development. Management Services and Consumer Services are the two principal business groups. Reference is made to the information under the caption "Business Unit Reporting" on page 31 of the ServiceMaster Annual Report to Shareholders for 1993 (the "1993 Annual Report") for detailed financial information on these two groups.

      The Company's trademarks and service marks are important for all elements of the Company's business, although such marks are particularly important in the advertising and franchising activities conducted by the operating subsidiaries of ServiceMaster Consumer Services L.P. Such marks are registered and are renewed at each registration expiration date.

      Within ServiceMaster Consumer Services, franchises are important for the ServiceMaster Residential/Commercial business, the Merry Maids business, the Terminix business and the TruGreen-ChemLawn business. Nevertheless, revenues and profits derived from franchise-related activities constitute less than 10% of the revenue and profits of the consolidated ServiceMaster enterprise. Franchise agreements made in the course of these businesses are generally for a term of five years. ServiceMaster's renewal history is that the majority of franchise agreements which expire in any given year are renewed.

      As discussed in further detail below, the Terminix and TruGreen-ChemLawn businesses are seasonal in nature.

Management Services

      ServiceMaster pioneered the providing of supportive management services to health care facilities by instituting housekeeping management services in 1962. Since then, ServiceMaster has expanded its management services business such that it now provides a variety of supportive management services to health care, education and commercial customers (including the management of housekeeping, plant operations and maintenance, laundry and linen, grounds and landscaping, clinical equipment maintenance, energy management services and food service). ServiceMaster's general programs and systems free the customer to focus on its core business activity with confidence that the support services are being managed and performed in an efficient manner.

      As of December 31, 1993, ServiceMaster was providing supportive management services to approximately 2,300 health care, educational and commercial facilities. These services were being provided in all 50 states and the District of Columbia and in 15 foreign countries. Outside of the United States, ServiceMaster was providing management services through subsidiaries in the United Kingdom and Japan, through affiliated companies in Canada, Japan and Italy, and through licensees in Mexico, Korea, Australia, New Zealand, Singapore, Taiwan, Hong Kong, Czechoslovakia, Japan and throughout the Middle East. International and New Business Development is responsible for overseeing the services provided in foreign markets.

Consumer Services

      ServiceMaster Consumer Services provides specialty services to homeowners and commercial facilities through five companies:
The Terminix International Company L.P. ("Terminix"); TruGreen-ChemLawn L.P. ("TruGreen-ChemLawn"); Merry Maids L.P. ("Merry Maids"); American Home Shield Corporation ("American Home Shield" or "AHS"); and ServiceMaster Residential/Commercial Services L.P. ("Res/Com"). The services provided by these companies include termite and pest control and radon testing services under the "Terminix" service mark; lawn care, tree and shrub services under the "TruGreen" and "ChemLawn" service marks; domestic housekeeping services under the "Merry Maids" service mark; home systems and appliance warranty contracts under the "American Home Shield" service mark; and residential and commercial cleaning and disaster restoration services under the "ServiceMaster" service mark.

      The services provided by the five Consumer Services companies are part of the ServiceMaster "Quality Service Network" and are accessed by calling a single toll-free telephone number:
1-800-WE SERVE. ServiceMaster focuses on establishing relationships to provide one or more of these services on a repetitive basis to customers. Since 1986, the number of customers served by ServiceMaster Consumer Services has increased from fewer than one million customers to more than 5.9 million customers (including International operations).

      Terminix. Terminix is a wholly owned subsidiary of ServiceMaster Consumer Services L.P. Terminix, both directly and through franchisees, is the leading provider of termite, pest control and radon testing services to approximately 1.9 million residential and commercial customers in the United States. As of December 1993, Terminix was providing these services through 315 company-owned branches in 39 states and Mexico and through 218 franchised branches in 21 states and Mexico. Terminix also provides termite and pest control services in Japan, Taiwan, Lebanon, Saudi Arabia, Oman and the United Kingdom through licensing arrangements with local partners.

      TruGreen-ChemLawn. TruGreen-ChemLawn is an 85% owned subsidiary of ServiceMaster Consumer Services Limited Partnership (with senior management of TruGreen-ChemLawn holding the remaining 15% interest) and is the entity through which ServiceMaster provides lawn care services. TruGreen-ChemLawn is the leading provider of lawn care services to over 2.2 million
residential and commercial customers in the United States.   As of
December 31, 1993, TruGreen-ChemLawn had 172 company-owned branches and 71 franchised branches.

      Merry Maids. Merry Maids is a wholly owned subsidiary of ServiceMaster Consumer Services Limited Partnership. (A minority interest held by senior management of Merry Maids at the end of 1993 will be acquired by Merry Maids in 1994). Merry Maids is the organization through which ServiceMaster provides domestic house cleaning services, of which it is one of the country's leading providers. As of December 31, 1993, these services were provided to about 170,000 customers through one company-owned branch and through 689 licensees operating in 49 states. Merry Maids also provides domestic housecleaning services in Japan, the United Kingdom, Canada, Saudi Arabia and Australia through licensing arrangements with local service providers.

      American Home Shield. AHS is a wholly owned subsidiary of SVM Holding Corp., a holding company in which ServiceMaster Consumer Services L.P. owns 100% of the equity. (An 8% interest held by senior management of AHS at the end of 1993 will be acquired by SVM Holding Corp. in 1994). AHS is a leading provider of home service warranty contracts in the United States, providing homeowners with contracts covering the repair or replacement of built-in appliances, hot water heaters and the electrical, plumbing, central heating, and central air conditioning systems which malfunction by reason of normal use. Service contracts are presently sold principally through participating real estate brokerage offices in conjunction with resales of single-family residences to homeowners. AHS also sells service warranty contracts directly to non-moving homeowners through various other distribution channels which are currently being expanded. As of December 31, 1993, AHS was providing services to approximately 268,000 homes through approximately 6,000 independent repair maintenance contractors in 48 states and the District of Columbia, with operations in California, Texas and Arizona accounting for 32%, 20% and 9%, respectively, of AHS' gross contracts written. AHS also provides home service warranty contracts in Japan and Saudi Arabia through licensing arrangements with local service providers.

      Res/Com. Res/Com is a wholly owned subsidiary of ServiceMaster Consumer Services L.P. ServiceMaster, through Res/Com, is one of the leading franchisors in the residential and commercial cleaning field. Res/Com provides, through franchisees, carpet and upholstery cleaning and janitorial services, disaster restoration services and window cleaning services to over 1.2 million residential and commercial customers worldwide through a worldwide network of over 4,260 independent franchisees.

Diversified Health Services

      The Diversified Health Services Group was organized in 1993. It consists of ServiceMaster Home Health Care Services and
ServiceMaster Diversified Health Services. The latter company was acquired by ServiceMaster in August 1993, at which time the company was known as VHA Long Term Care.

      ServiceMaster Diversified Health Services. ServiceMaster Diversified Health Services, Inc., ServiceMaster Diversified Health Services L.P. and their respective subsidiaries (collectively, the "ServiceMaster Diversified Health Services Companies") form a comprehensive health services organization which provides: management services to freestanding, hospital based, and government owned nursing homes and assisted living facilities; design, development, refurbishing and construction consulting services to long-term care facilities; hospice services; and various medical supplies. The companies are the exclusive licensee to promote the provision of long-term care services to the hospitals in the Voluntary Hospitals of America alliance. As of December 31, 1993, the ServiceMaster Diversified Health Services Companies were providing management services to approximately 14,000 beds in 26 states in a total of 93 facilities.

      Home Health Care Services. ServiceMaster Home Health Care Services Inc. provides management services to hospital-based home health care agencies and operates freestanding home health care agencies. As of December 31, 1993, this organization was serving 46 hospital-affiliated home health care agencies and was serving four freestanding agencies.

International and New Business Development.

      The International and New Business Development Group oversees the performance of supportive management services and consumer services in international markets in each case through the arrangements described above.

      The International and New Business Development Group also operates employer or developer sponsored child care centers under the "GreenTree" service mark. As of December 31, 1993, GreenTree had 14 child care centers in operation, all of which were in the greater Chicago area and in Milwaukee, Wisconsin.

Other Activities

      Supporting Departments. ServiceMaster has various departments responsible for technical, engineering, management information, planning and market services, and product and process development activities. Various administrative support departments provide personnel, public relations, administrative, education, accounting, financial and legal services.

      Manufacturing Division. ServiceMaster has a manufacturing division which manufactures and distributes supplies, products and equipment that are used internally in providing management services to customers and which are sold to licensees for use in the operation of their businesses. ServiceMaster has an insignificant share of the market for the manufacture and distribution of cleaning equipment, chemicals and supplies.

Industry Position, Competition and Customers

      The following information is based solely upon estimates made by the management of ServiceMaster and cannot be verified. In considering ServiceMaster's industry and competitive positions, it should be recognized that ServiceMaster competes with many other companies in the sale of its services, franchises and products and that some of these competitors are larger or have greater financial and marketing strength than ServiceMaster.

      The principal methods of competition employed by ServiceMaster in the Management Services, etc. business are price, quality of service and history of providing management services. The principal methods of competition employed by ServiceMaster in the Consumer Services business are name recognition, assurance of customer satisfaction and history of providing quality services to homeowners. The principal methods of competition employed by ServiceMaster in the Diversified Health Services business are name recognition, price, quality of services and history of providing management services.

      Management Services: Health Care Market. Within the market consisting of general health care facilities having 50 or more beds, ServiceMaster is the leading supplier of plant operations and maintenance, housekeeping, clinical equipment maintenance, and laundry and linen management services. As of December 31, 1993, ServiceMaster was serving in approximately 1,300 health care facilities. The majority of health care facilities within this market not currently served by ServiceMaster assume direct responsibility for managing their own non-medical support functions.

      ServiceMaster believes that its management services for health care facilities may expand by the addition of facilities not presently served, by initiating additional services at facilities which use only a portion of the services now offered, by the development of new services and by growth in the size of facilities served. At the same time, changes in use and methods of health care delivery and payment for services continue to affect the health care environment.

      Management Services: Education Market. ServiceMaster is a leading provider of maintenance, custodial, grounds and food management services to the education market. The facilities which comprise the education market served by ServiceMaster include primary schools, secondary schools and school districts, private specialty schools and colleges and universities.
ServiceMaster continues to experience steady growth in this market. As of December 31, 1993, ServiceMaster was serving in approximately 500 educational facilities. ServiceMaster believes there is significant potential for expansion in the education market due to its current relatively low penetration of that market and the trend of educational facilities to consider outsourcing more of their
service requirements.   However, a majority of the educational
facilities continue to assume direct responsibility for managing their support functions.

      Management Services: Industrial and Commercial Market. ServiceMaster believes it is a leading provider of plant operations and maintenance, custodial and grounds management services to industrial and commercial customers. During the period 1991 - 1993, this market has been adversely affected by generally weak economic conditions and corporate downsizing, but ServiceMaster continues to believe that there is potential for expansion in the industrial and commercial market due to ServiceMaster's low current penetration of that market and the trend of industrial and commercial enterprises to consider outsourcing more of their service requirements.

      Consumer Services. Consumer Services franchisees provide a variety of residential and commercial services under their respective names on the basis of their and ServiceMaster's reputation, the strength of their service mark, their size and financial capability, training and technical support services.


      The market for termite, pest control and radon testing services to commercial and residential customers includes several large competitors and many small competitors. Terminix is the leading national termite and pest control company within this market and has a significant share of the market. Competition within the termite and pest control market is strong, coming mainly from regional and local, independently owned firms throughout the United States and from one other company which operates on a national basis.

      Termite and pest control services are regulated by law in most of the states in which Terminix provides such services. These laws require licensing which is conditional on a showing of technical competence and adequate bonding and insurance. The extermination industry is regulated at the federal level under the Federal Insecticide, Fungicide and Rodenticide Act, and pesticide applicators (such as Terminix) are regulated under the Federal Environmental Pesticide Control Act of 1972. Such laws, together with a variety of state and local laws and regulations, may limit or prohibit the use of certain pesticides, and such restrictions may adversely affect the business of Terminix.

      TruGreen-ChemLawn, both directly and through ChemLawn franchisees, provides lawn care services to residential and commercial customers. Competition within the lawn care market is strong, coming mainly from regional and local, independently owned firms and from homeowners who elect to care for their lawns through their own personal efforts. TruGreen-ChemLawn is the leading national lawn care company within this market.

      The market for domestic house cleaning services is highly competitive. In urban areas the market involves numerous local companies and a few national companies. ServiceMaster believes that its share of the total potential market for such services is small and that there is a significant potential for further expansion of its housecleaning business through continued internal expansion and greater penetration of the housecleaning market. Through its franchisees, ServiceMaster has a small share of the market for the cleaning of residential and commercial buildings.

      The market for home systems and appliance warranty contracts is relatively new. ServiceMaster believes that AHS maintains a favorable position in its industry due to the system developed and used by AHS for accepting, dispatching and fulfilling service calls from homeowners through a nationwide network of approximately 6,000 independent contractors. AHS also has a computerized information system developed and owned by AHS, and an electronic digital voice communication system through which AHS handled more than 5.3 million calls in 1993.

      Diversified Health Services. The ServiceMaster Diversified Health Services Companies constitute the nation's ninth largest long term care company based on the number of beds served and the largest company that is primarily a management services company (as distinguished from a real estate operator). It is also a major provider of planning and design services for long term care facilities and for acute care hospitals.

      ServiceMaster Home Health Care Services is a leading provider of management services to hospital-affiliated home health care agencies. The number of free-standing home health care agencies operated by ServiceMaster Home Health Care Services represents a very small proportion of home health care agencies in the United States.

      New Business Development.  ServiceMaster Child Care
Services, Inc. is the sixth largest manager of employer-based child care facilities in the United States. ServiceMaster believes that there is a significant potential for expansion of its child care services, including particularly in the market consisting of employer-based child care.

      Major Customers. ServiceMaster has no single customer which accounts for more than 10% of its total revenues. No part of the Company's business is dependent on a single customer or a few customers the loss of which would have a material adverse effect on that part. Revenues from governmental sources are not material.

Employees

      On December 31, 1993, ServiceMaster had a total of approximately 31,000 employees.

      ServiceMaster provides its employees with annual vacation, medical, hospital and life insurance benefits and the right to participate in additional benefit plans which are described in the Notes to Financial Statements included in the 1993 Annual Report.

[CHART]



                        STRUCTURE OF SERVICEMASTER

                 DESCRIPTION OF THE PARTNERSHIP STRUCTURE

Organization and Structure of the Parent Companies

      Until December 30, 1986, the ServiceMaster business was conducted by ServiceMaster Industries Inc. On December 30, 1986, ServiceMaster was reorganized into a limited partnership with the following results, among others: (i) ServiceMaster Limited Partnership became the new parent unit in the ServiceMaster enterprise with one limited partnership share in ServiceMaster Limited Partnership being issued to replace every then outstanding share of common stock issued by ServiceMaster Industries Inc.; (ii) The ServiceMaster Company Limited
Partnership was established as the principal operating subsidiary of ServiceMaster Limited Partnership, with the parent entity receiving the entire limited partnership interest in The ServiceMaster Company (representing not less than 99% of the entire ownership interest); and (iii) substantially all of the assets and liabilities associated with the ServiceMaster business were conveyed to The ServiceMaster Company.

      Until January 31, 1992, the general partners in ServiceMaster Limited Partnership and The ServiceMaster Company were ServiceMaster Management Corporation, which served as the managing general partner, and three individual general partners. On January 31, 1992, the three individual general partners withdrew and became stockholders of ServiceMaster Management Corporation, leaving ServiceMaster Management Corporation as the sole general partner having management authority in the two principal partnerships and, as further discussed below, the sole general partner having an interest in the 1% carried interest reserved to the general partners of the two partnerships.

      Since January 1, 1987, the general partners have collectively held a 1% interest in all profits and losses of ServiceMaster Limited Partnership and of The ServiceMaster
Company, in each case limited to profits and losses generated since the reorganization. Following the withdrawal of the individual general partners on January 31, 1992, the entire 1% interest in the profits and losses of each of ServiceMaster Limited Partnership and The ServiceMaster Company has been held by ServiceMaster Management Corporation. These separate interests constitute an aggregate interest of approximately 2% of the consolidated income and losses of the ServiceMaster business (determined after allowing for minority interests in subsidiaries, where applicable).

      The Board of Directors of ServiceMaster Management Corporation has the ultimate power to govern the ServiceMaster business. A majority of the positions on the Board are reserved for independent directors. Although the stock of ServiceMaster Management Corporation is owned by members of ServiceMaster management, the stockholders have entered into voting trust arrangements under which the incumbent members of the Board have the right to determine the persons who will be elected to the Board each year. These arrangements were not altered by the 1992 Reorganization.

      Although the owners of the outstanding limited partner shares issued by ServiceMaster Limited Partnership do not have the right to vote directly for the directors of ServiceMaster Management Corporation, they do have the right to replace ServiceMaster Management Corporation as the managing general partner by voting the percentages of their shares prescribed in the Partnership Agreement in favor of such replacement (provided, however, that certain opinions of counsel are obtained). The holders of the outstanding shares of ServiceMaster Limited Partnership accordingly retain the ultimate right to select the ServiceMaster management.

The 1992 Reorganization (ServiceMaster Corporation)

      Reference is made to the Preface on page 1 for the background of the 1992 Reorganization. As a result of the approval of the Reorganization Package on January 13, 1992,
ServiceMaster Corporation was admitted as a Special General Partner of the Registrant on January 31, 1992. As of March 21, 1994, no shares of stock of ServiceMaster Corporation had been issued and the corporation remained in a formative stage.

Organization and Structure of Management Services

      ServiceMaster Management Services Limited Partnership ("SMMS") provides a separate identity for the Management Services business. This business is primarily carried out through several divisions of SMMS, with a small amount of specialized business conducted through a wholly owned subsidiary.

      SMMS has two general partners, ServiceMaster Management Services, Inc. and The ServiceMaster Company and 44 limited partners in two classes: Class A and Class B. The general partners together hold a 1% interest in SMMS. The Class A limited partners, all of whom are senior members of SMMS management, collectively own 10% of the equity of SMMS (with equity determined for this purpose after allowing for $505.6 million of intercompany debt to The ServiceMaster Company). The Class B limited partner is The ServiceMaster Company, which holds the remaining equity interest in SMMS. The board of directors of ServiceMaster Management Services, Inc. establishes policy for all elements of the Management Services unit of the ServiceMaster enterprise, subject to the overriding authority of the board of directors of ServiceMaster Management Corporation.

Organization and Structure of Consumer Services

      ServiceMaster Consumer Services Limited Partnership
("SMCS") provides a separate identity for the Consumer Services business. SMCS is a holding company for all of the operating units which comprise such business. SMCS holds all of the Company's interests in the following organizations: ServiceMaster Residential/Commercial Services L.P. and its managing general partner; The Terminix International Company L. P. and its managing general partner; TruGreen L.P. and its managing general partner; Merry Maids L. P. and its managing general partner; and SVM Holding Corp. (the parent company of American Home Shield Corporation).

      SMCS has two general partners, ServiceMaster Consumer Services, Inc., and The ServiceMaster Company, and two limited partners, The ServiceMaster Company and a subsidiary of WMX Technologies, Inc. (which holds a 27.8% interest). The controlling interest in ServiceMaster Consumer Services, Inc., is held by ServiceMaster Management Corporation. The board of directors of ServiceMaster Consumer Services, Inc. is the governance body for SMCS and establishes policy for all elements of the Consumer Services unit of the ServiceMaster enterprise, subject to the overriding authority of the board of directors of ServiceMaster Management Corporation.

Organization and Structure of Diversified Health Services

      The ServiceMaster Company holds the controlling interests in the following organizations which, together, comprise the ServiceMaster Diversified Health Services Group: the
ServiceMaster Diversified Health Services Companies and
ServiceMaster Home Health Care Services Inc.

      The ServiceMaster Diversified Health Services Companies consist of a limited partnership and its general partner and their respective subsidiaries. The ServiceMaster Company owns 89% of the equity of the ServiceMaster Diversified Health Services Companies, with members of senior management owning the remaining 11% of such equity.

      ServiceMaster Home Health Care Services Inc. is wholly owned by The ServiceMaster Company.

Organization and Structure of International and New Business
Development

      International operations of the Company are carried out through licensing or joint venture arrangements all of which are coordinated and supervised by International and New Business Development. This unit of the Company also owns all of the equity in ServiceMaster Child Care Services, Inc.

Notes to Organizational Structure Chart

      The following Notes are intended to be read in conjunction with the organizational structure chart on page 13.


Note A--Public Investors

      The public investors in the Registrant collectively hold a 99% interest in the profits, losses and distributions of the Registrant through their ownership of the limited partner interests in the Registrant ("Partnership Shares"). (If ServiceMaster Corporation were to issue any shares of its common stock, this 99% interest would be divided among the owners of the Partnership Shares and the owners of the corporate shares in accordance with their respective interests). The Partnership Shares are listed on the New York Stock Exchange under the symbol "SVM". For the reasons indicated in Note D below, the public investors' 99% interest in the Registrant entitles the public investors to an approximately 98% interest in the consolidated profits, losses and distributions of ServiceMaster. On June 7, 1993 the Registrant effected a 3-for-2 split of its outstanding Partnership Shares.

Note B--ServiceMaster Limited Partnership

      The Registrant (ServiceMaster Limited Partnership) serves as the holding company for the ServiceMaster business. It does not conduct any significant business operations or own any significant property except for its 99% common equity interest in the profits, losses and distributions of The ServiceMaster
Company Limited Partnership. ServiceMaster Corporation became a special general partner of the Registrant following the approval of and in accordance with the 1992 Reorganization. Reference is made to the Proxy Statement/Prospectus of ServiceMaster Limited Partnership dated December 11, 1991 for a complete discussion of the background and arrangements regarding ServiceMaster Corporation.


Note C--The ServiceMaster Company Limited Partnership

      The ServiceMaster Company Limited Partnership conducts all of the operations of the International and New Business Development Group and serves as a holding company for the Management Services, Consumer Services, and Diversified Health Services Groups. All of its common limited partner interests are held by the Registrant.
An individual holds a preferred limited partner interest in The ServiceMaster Company which will be redeemed by The ServiceMaster Company on March 31, 1994 with payment to be made on May 31, 1994 - see Note R. On January 1, 1993, the ServiceMaster SGP Trust became a special general partner of The ServiceMaster Company - see Note S.


Note D--ServiceMaster Management Corporation (Managing General
        Partner)

      ServiceMaster Management Corporation is the managing general partner of ServiceMaster Limited Partnership and The ServiceMaster Company Limited Partnership (collectively referred to in this Note D as the "Partnerships"). ServiceMaster Management Corporation has the ultimate authority to control each entity in the ServiceMaster enterprise.

      The certificate of incorporation of ServiceMaster
Management Corporation requires that a majority of the positions on its board of directors must be comprised of independent directors. The certificate of incorporation further provides that this requirement may not be amended without the consent of the holders of a majority of the outstanding shares of ServiceMaster Limited Partnership. The stock of ServiceMaster Management Corporation is owned by persons who were or are senior members of the ServiceMaster management. The stockholders of this corporation have deposited their stock in a voting trust of which the directors themselves are trustees with discretionary power to vote the stock. These arrangements enable the incumbent members of the Board of Directors to choose the persons elected to the Board each year.

      On January 31, 1992, as contemplated by the 1992 Reorganization, all individuals who were then serving as general partners of the Partnership withdrew as general partners and became stockholders of ServiceMaster Management Corporation with stock interests therein which indirectly represented their former general partner carried interests. Their general partner carried interests were transferred to ServiceMaster Management
Corporation as part of these adjustments.

      ServiceMaster Management Corporation does not employ any significant number of persons or own any office space or other equipment used to conduct the day-to-day management of ServiceMaster; rather, the employees and assets necessary to manage the ServiceMaster business are based within the operating entities.

      The applicable partnership agreements as adopted in 1986 and as amended since then provide that the general partners of the Partnerships are entitled to a 1% interest in each of the two Partnerships. As noted above, since January 31, 1992, the sole holder of the 1% interest in each of the two Partnerships has been
ServiceMaster Management Corporation.   These interests are
"carried interests" which means that ServiceMaster Management Corporation is not required to contribute to the capital of the Partnerships except as may be necessary to pay liabilities for which provision cannot otherwise be made. These carried interests will remain at a constant 1% in each of the two Partnerships at all times regardless of the extent to which additional investments in the Partnerships are made by others and regardless of the extent to which the Partnerships redeem other interests. These 1% interests provide ServiceMaster Management Corporation with approximately 1.99% of the profits and losses of the entire ServiceMaster enterprise, that is, ServiceMaster Management Corporation is entitled to 1% of the profits of The ServiceMaster Company Limited Partnership and, because that partnership is 99% owned by ServiceMaster Limited Partnership, it is entitled to an additional 1% of the 99% of The ServiceMaster Company Limited Partnership's profits which are allocated to ServiceMaster Limited Partnership.

      For the year 1993, each of the Partnerships made cash distributions equal to 1% of its net income to ServiceMaster Management Corporation. The total of the distributions made with respect to 1993 was $2,547,618. From that amount the corporation paid state corporate taxes and, on behalf of its stockholders, the letter of credit fees charged with respect to the promissory notes described in the next paragraph. The balance, $2,339,310, was distributed by ServiceMaster Management Corporation to those past and present officers of ServiceMaster who constituted the stockholders of ServiceMaster Management Corporation. Such persons include Messrs. Pollard, Stair, Cantu, Erickson and Oxley, whose indirect allocations of the total 1.99% carried interest at the end of 1993 were 15.46%, 11.34%, 11.34%, 11.34% and 5.02%, respectively.

      At December 31, 1993, the stock of ServiceMaster Management Corporation was owned by 33 ServiceMaster executives, each of whom had signed a promissory note payable to the corporation in the amount of the purchase price of his or her stock. Such notes amounted to approximately $15,000,000 in the aggregate and are payable upon demand. The payment of each such note is secured by a letter of credit from the Continental Bank N.A. The fees for such letters of credit are borne entirely by the makers of the notes and not by ServiceMaster.


Note E--ServiceMaster Consumer Services Limited Partnership and
        ServiceMaster Consumer Services,Inc.

      ServiceMaster Consumer Services Limited Partnership
("SMCS") is the holding company and governance entity for the Consumer Services business. The governance function is carried out through ServiceMaster Consumer Services, Inc., one of the two general partners of SMCS. The second general partner is The ServiceMaster Company. The general partners collectively hold a 1% interest in SMCS. The ServiceMaster Company, one of two limited partners, holds a 72.2% equity interest in SMCS. The other limited partner is WMI Urban Services, Inc. ("WMUS"), a wholly owned subsidiary of WMX Technologies, Inc., which owned 27.8% of the common equity of SMCS at the end of 1993.

      In June 1992, WMUS and ServiceMaster amended the SMCS limited partnership agreement for the purpose of eliminating the right which WMUS theretofore held to withdraw from SMCS and to receive $160 million in redemption of its equity ownership interest. This withdrawal right was replaced by a right held by WMUS to increase its equity ownership interest in SMCS to 27.8% upon a payment to SMCS of $68 million. On June 8, 1993, WMUS exercised such right, with the result that SMCS received $68 million and WMUS' limited partner interest in SMCS increased from 22% to 27.8%.

      The board of directors of ServiceMaster Consumer Services, Inc., consists of twelve persons in the following categories:
ServiceMaster directors and officers: C. William Pollard, Carlos H. Cantu, Charles W. Stair; persons who are also members of the Board of Directors of ServiceMaster Management Corporation or Senior Management Advisors but who are not ServiceMaster officers: Henry
O. Boswell, Herbert P. Hess, Vincent C. Nelson, Kay A. Orr, Phillip
B. Rooney and Dallen W. Peterson; persons who are ServiceMaster officers but not directors of ServiceMaster Management Corporation or a Senior Management Adviser: Robert F. Keith; and persons not affiliated with ServiceMaster except as a director of ServiceMaster Consumer Services, Inc.: Donald G. Soderquist (Vice Chairman of the Board and Chief Operating Officer of Wal Mart Stores, Inc.). ServiceMaster Management Corporation has the power to elect and remove the directors of ServiceMaster Consumer Services, Inc.

      The following persons have been appointed as Senior Management Advisers to the Board of Directors of ServiceMaster Consumer Services, Inc.: Paul A. Bert and Thomas W. Scherer (both of whom are officers of Consumer Services). A Senior Management Adviser, Consumer Services, attends Consumer Services board meetings but does not vote. This position carries no compensation.

Note F--ServiceMaster Management Services Limited Partnership and ServiceMaster Management Services, Inc.

      ServiceMaster Management Services Limited Partnership ("SMMS") is the holding company and governance entity for the Management Services business. The governance function is carried out through ServiceMaster Management Services, Inc., one of the two general partners of SMMS. The second general partner is The ServiceMaster Company. The general partners collectively hold a 1% interest in SMMS, and The ServiceMaster Company, as the Class B limited partner, and members of senior management of Management Services, as Class A limited partners, hold the remaining 99% interest.

      The board of directors of ServiceMaster Management
Services, Inc. consists of nine persons in the following categories: ServiceMaster directors and officers: C. William Pollard, Carlos H. Cantu, Charles W. Stair and Robert D. Erickson; persons who are also members of the Board of Directors of ServiceMaster Management Corporation but who are not ServiceMaster officers: Herbert P. Hess, Gunther H. Knoedler and David K. Wessner; persons who are Senior Management Advisers and officers:
Brian D. Oxley; persons who are ServiceMaster officers but not members of the Board of Directors of ServiceMaster Management Corporation or a Senior Management Adviser: Jerry D. Mooney (President, ServiceMaster Diversified Health Services); and persons not affiliated with ServiceMaster except as a director of ServiceMaster Management Services, Inc.: Paul W. Berezny, Jr. (real estate investor). ServiceMaster Management Corporation has the power to elect and remove the directors of ServiceMaster Management Services, Inc.

      Members of senior SMMS management purchased a 10% interest in SMMS as Class A limited partners. The equity of SMMS is determined, for purposes of such 10% interest, after allowing for intercompany debt to The ServiceMaster Company. Such intercompany debt is offset and eliminated in preparing the consolidated financial statements of the Registrant. SMMS has the right (the "call right") to purchase this minority interest and each Class A limited partner has the right (the "put right") to require SMMS to purchase his or her interest at any time during the period beginning on January 1, 1999 and ending on January 31, 2003. Each Class A limited partner can accelerate his or her put right to the end of 1997 in order to receive shares of the Registrant instead of cash. The purchase price for all transactions involving the purchase of a Class A limited partner interest is the then current fair market value of the interest as confirmed by an independent appraisal.

Note G--ServiceMaster Diversified Health Services

      ServiceMaster Diversified Health Services is comprised of the ServiceMaster Diversified Health Services Companies and ServiceMaster Home Health Care Services. The former is 89% owned by The ServiceMaster Company while the latter is 100% owned by The ServiceMaster Company. The ServiceMaster Diversified Health Services Companies include a parent limited partnership and its general partner, and a number of subsidiary companies.

      The governance body for the ServiceMaster Diversified Health Services Companies is the board of directors of ServiceMaster Diversified Health Services, Inc. This board consists of eight persons in the following categories: ServiceMaster directors and officers: Carlos H. Cantu, Charles W. Stair, Jerry D. Mooney, Joseph K. Piper, Robert D. Erickson and David K. Wessner; and persons not affiliated with ServiceMaster except as a director of ServiceMaster Diversified Health Services, Inc.: Richard D. Thomas and Curt W. Nomomaque.

      The following persons have been appointed as Senior Management Advisers, ServiceMaster Diversified Health Services:
Bradley T. Barker, James J. Goodrich, Steven R. Martin and Judith
A. Ullery. A Senior Management Adviser attends ServiceMaster Diversified Health Services board meetings but does not vote. This position carries no compensation.


Note H--The Terminix International Company Limited Partnership

      The Terminix International Company Limited Partnership
("Terminix") has two general partners: Terminix International, Inc., the managing general partner, and TSSGP Limited Partnership
("TSSGP"). Terminix is a wholly owned subsidiary of SMCS.


Note I--TruGreen Limited Partnership

      TruGreen Limited Partnership ("TruGreen") has two general partners: TruGreen, Inc., which is the managing general partner, and TSSGP. Members of TruGreen management own a 15% minority interest in TruGreen. TruGreen has the right (the "call right") to purchase this 15% minority interest, and each person who holds a part of the minority interest has the right (the "put right") to require TruGreen to purchase his or her minority interest in TruGreen. The call right and the put right may be exercised at any time during the period beginning on January 1, 1997, and ending on January 31, 2002. The purchase price for all transactions involving a minority interest purchase is the then current fair market value as confirmed by an independent appraisal.

Note J--Res/Com

      ServiceMaster Residential/Commercial Services Limited
Partnership ("Res/Com") has two general partners: ServiceMaster
Residential/Commercial Services Management Corporation, which is the managing general partner, and TSSGP. Res/Com is a wholly owned subsidiary of SMCS.


Note K--Merry Maids

      Merry Maids Limited Partnership ("Merry Maids") has two general partners: Merry Maids, Inc., which is the managing general partner, and TSSGP. Merry Maids is a wholly owned subsidiary of SMCS. (The minority interest in Merry Maids held by members of senior management of Merry Maids at the end of 1993 will be acquired by Merry Maids in 1994).


Note L--American Home Shield

      American Home Shield Corporation ("AHS") is a wholly-owned subsidiary of SVM Holding Corp. ("Holding"). Holding is a wholly owned subsidiary of SMCS. (The 8% interest in Holding held by members of senior management of AHS at the end of 1993 was acquired by Holding in 1994).


Note M--ServiceMaster Diversified Health Services Companies


      The ServiceMaster Diversified Health Services Companies (formerly VHA Long Term Care) are wholly owned subsidiaries of LTCS Investment, L.P. The latter partnership is 89% owned by The ServiceMaster Company and 11% by members of senior management of the ServiceMaster Diversified Health Services Companies. LTCS L.P. has the right (the "call right") to purchase this 11% minority interest, and each person who holds a part of the minority interest has the right (the "put right") to require LTCS L.P. to purchase his or her minority interest in LTCS L.P. The call right and the put right may be exercised at any time during the period beginning on January 1, 1999, and ending on January 31, 2004. The purchase price for all transactions involving a minority interest purchase is the then current fair market value as confirmed by an independent appraisal.


Note N--Home Health Care Services

      ServiceMaster Home Health Care Services Inc. is a wholly owned subsidiary of The ServiceMaster Company and is a part of the ServiceMaster Diversified Health Services Group.

Note O--International and New Business Development

      International and New Business Development is a division of The ServiceMaster Company. Its operations have been described above (page 8).


Note P--Child Care Services

      ServiceMaster Child Care Services, Inc., is a wholly owned subsidiary of The ServiceMaster Company and is a part of the
International and New Business Development Group.    Its
operations have been described above (page 8).


Note Q--Other Subsidiaries

      Other subsidiaries include CMI Group, Inc., a subsidiary of ServiceMaster Management Services L.P.; miscellaneous operating and name protection entities; and ServiceMaster Operations, AG, a Swiss corporation which, in turn, operates through separate subsidiaries organized in the United Kingdom and Germany. Reference is made to
Exhibit 22 for a complete list of the subsidiaries of the Registrant.


Note R--Norrell Corporation

      On February 11, 1994, ServiceMaster sold to Norrell Corporation ("Norrell") all of the common equity interest in Norrell held by ServiceMaster for $29.3 million, an amount which exceeded its carrying value. On March 31, 1994, ServiceMaster will redeem the preferred interest in The ServiceMaster Company which was issued in 1991 to, and thereafter held by, Norrell's principal stockholder. Payment of the redemption price will be made on May 31, 1994 in the form of cash in the amount of $14.6 million and 372,950 shares of the Registrant.


Note S--ServiceMaster SGP Trust

      On January 1, 1993, the limited partnership agreement of The ServiceMaster Company was amended to admit a trust as a special general partner of The ServiceMaster Company (the "SGP Trust").
The beneficiaries of the ServiceMaster SGP Trust are the limited partners of the Registrant as constituted from time to time and ServiceMaster Corporation (but the latter is a beneficiary only if shares of its common stock are outstanding, which is not now the case). SGP Trust will receive each year an allocation of taxable income equal to the amount by which the aggregate taxable income of The ServiceMaster Company exceeds the cash distributions made by the Registrant directly to its limited partners and to ServiceMaster Corporation. As a result of this allocation of taxable income, the cash distributions made by the Registrant directly to its limited partners and to ServiceMaster Corporation will be exactly equal to the taxable income of the Registrant which is directly allocated to its limited partners and to ServiceMaster Corporation. The ServiceMaster Company will annually make a cash distribution to SGP Trust in the amount required by the trust for the payment of its federal and state income tax liabilities. This arrangement solves the "crossover problem" described in earlier annual reports and in the Registrant's Proxy Statement dated December 11, 1991.

Item 2.  Properties

      The headquarters facility of ServiceMaster, which also serves as headquarters for the ServiceMaster Management Services and International and New Business Development Groups, is owned by The ServiceMaster Company and is located on a ten-acre tract at One ServiceMaster Way, Downers Grove, Illinois. The initial structure was built in 1963, and two additions were completed in 1968 and 1976. In early 1988, ServiceMaster completed construction of a two-story 15,000 square foot addition for office space, food service demonstrations and dining facilities. The building contains approximately 118,900 square feet of air conditioned office space and 2,100 square feet of laboratory space. In the Spring of 1992, ServiceMaster completed the conversion of approximately 30,000 square feet of space formerly used as a warehouse to offices for Management Services and for The Kenneth and Norma Wessner Training Center.

      ServiceMaster owns a seven acre, improved tract at 2500 Warrenville Road, Downers Grove, Illinois, which is adjacent to its headquarters facility. In 1993, ServiceMaster substantially remodeled the building and thereafter leased approximately half the space (50,000 square feet) to a commercial tenant. The balance of the space will continue to be utilized by ServiceMaster personnel.

      ServiceMaster leases a 50,000 square foot facility near
Aurora, Illinois which is used by ServiceMaster as a warehouse/distribution center.

      ServiceMaster believes that the facilities described in the preceding three paragraphs will satisfy the Company's needs for administrative and warehouse space in the Chicago area for the immediate future.

      ServiceMaster owns four properties in Cairo, Illinois, consisting of a 36,000 square foot, three-story building used for manufacturing and warehousing equipment, supplies and products used in the business; a warehouse and package facility comprising 30,000 square feet; a three-story warehouse and manufacturing building consisting of 43,000 square feet; and a 2,500 square foot building used for a machine shop. ServiceMaster leases a 44,000 square foot manufacturing facility in Lancaster, Pennsylvania, which is used to provide products and equipment primarily to customers of Management Services in the eastern part of the United States. Management believes that the foregoing manufacturing and warehouse facilities are adequate to support the current needs of ServiceMaster.

      The headquarters for ServiceMaster Consumer Services L.P. are located in leased premises at 855 Ridge Lake Boulevard, Memphis, Tennessee. This facility also serves as the headquarters for Terminix, Res/Com and TruGreen-ChemLawn.

      The headquarters facility for Merry Maids is located in leased premises at 11117 Mill Valley Road, Omaha, Nebraska.

      The headquarters facility for American Home Shield is presently located in leased premises at 90 South E Street, Santa Rosa, California, but later in 1994 this facility will be closed and the American Home Shield headquarters will be relocated to Memphis, Tennessee. American Home Shield's service and data processing departments are located in premises owned by the company in Carroll, Iowa. This facility consists of a 43,000 square foot building on a seven-acre site.

      American Home Shield owns approximately 98 acres of land in Santa Rosa, California. This land is held for investment purposes and has been and will continue to be offered for sale, with the timing of sales being affected by, among other things, market demand, zoning regulations, and the availability of financing to purchasers.

      Terminix owns 16 buildings which are used as branch sites. These properties are all one-story buildings that contain both office and storage space. These properties are located in New Jersey (2 properties), California (2 properties), Florida (8 properties), and Texas (4 properties).

      TruGreen-ChemLawn owns several buildings which are used as branch sites for lawn care services. These facilities are located in various parts of the United States. In July 1992, TruGreen leased the former ChemLawn headquarters facility in Columbus, Ohio. In 1993, this facility was sold by its owner and the lease with TruGreen was terminated.

      The headquarters for the ServiceMaster Diversified Health Services Companies ("DHS") is located in leased premises at 5050 Poplar Avenue, Memphis, Tennessee. DHS leases other administrative facilities in Plymouth Meeting, Pennsylvania; Dallas, Texas; and Atlanta, Georgia. DHS has an ownership interest in three nursing home facilities through joint venture arrangements in which DHS has a 50% interest.

Item 3.  Legal Proceedings

      In the ordinary course of conducting its business activities, ServiceMaster becomes involved in judicial and administrative proceedings which involve both private parties and governmental authorities. As of March 21, 1994, these proceedings included a number of general liability actions and a very small number of environmental proceedings.

      General Liability Matters. Terminix is a party to litigation in Tennessee involving an alleged misapplication of the chemical Aldrin. This matter has been settled as to the compensatory element of the case for an amount within Terminix's insurance coverage. The punitive damages element of the case will be the subject of a new trial. Terminix expects that punitive damages, if any, will not be material in amount.

      Environmental Matters. Terminix is one of several defendants named in a suit filed by the United States
Environmental Protection Agency (the "EPA") on November 3, 1986 in the United States District Court for the Western District of Tennessee, to recover the costs of remediation at two sites in Tennessee which have been designated by the EPA as "Superfund sites" under the Comprehensive Environmental Response
Compensation and Liability Act ("CERCLA"). Terminix has agreed, on an interim basis, to a ten percent cost share with respect to one site and has not entered a cost sharing agreement with respect to the other. Terminix has also been notified by a letter from the EPA, along with many other parties, as a "potentially responsible party" under CERCLA at a site in Wichita, Kansas. Terminix was named in a Superfund site in Michigan but Terminix's connection to this matter is through an acquisition in which the seller retained responsibility for environmental matters; Terminix considers its exposure in this case to be not material. Terminix's actual participation in the total volume of hazardous waste at these sites is less than five percent. The CERCLA law is written to impose joint and several liability for the cleanup costs at any particular site on every contributor to that site, and accordingly every contributor's potential liability at every site is large. Based on practical experience with prior CERCLA situations and the circumstances of the cases in which it is now involved, Terminix expects that its actual liability at these sites will not be material.

      ServiceMaster believes the outcome of the proceedings referred to above will not be, individually or in the aggregate, material to its business, financial condition or results of operations.



Item 4.  Submission of Matters to a Vote of Security Holders

                              Not Applicable

                                  PART II

Item 5.  Market for Registrant's Partnership Shares and Related
Shareholder Matters

      Except for the information set forth in the second and third sentences of this Item 5, the portions of the ServiceMaster Annual Report to Shareholders for 1993 under the captions
"Shareholders' Equity" (pages 34 - 35) and "Cash Distributions Per Share" and "Price Per Share" in the Quarterly Operating Results table (page 36) supply the information required by this item and such portions are hereby incorporated herein by reference. The Registrant's shares are listed and traded on the New York Stock Exchange. At March 21, 1994, the Registrant's shares were held of record by approximately 65,000 persons.


Item 6.  Selected Financial Data

           The portion of the ServiceMaster Annual Report to Shareholders for 1993 in the Financial Statements and Management Discussion section ("FSMD Section") under the caption "Eleven Year Financial Summary" (pages 24 - 25) supplies the information required by this item and such portion is hereby incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

      Management's Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 1993, is contained in the FSMD Section of the ServiceMaster Annual Report to Shareholders for 1993 on pages 19 - 23 and is hereby incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

      The consolidated statements of financial position of ServiceMaster as of December 31, 1993 and 1992, and the consolidated statements of income, cash flows and shareholders' equity for the years ended December 31, 1993, 1992 and 1991 and notes to the consolidated financial statements are contained in the FSMD Section of the ServiceMaster Annual Report to
Shareholders for 1993 on pages 27 - 36 and are incorporated herein by reference. The report of Arthur Andersen & Co. thereon dated January 25, 1994, and the summary of significant accounting policies are contained in the FSMD Section of the ServiceMaster Annual Report to Shareholders for 1993 on page 26 and are hereby incorporated herein by reference.


Item 9.  Disagreements on Accounting and Financial Disclosure

      Inapplicable.

                                 PART III


Item 10.  Directors and Executive Officers of the Corporate
          General Partner of Registrant and The ServiceMaster
          Company

      The following section of this Item 10 shows: (i) the names and ages (as of March 18, 1994) of the present directors of ServiceMaster Management Corporation (the corporate general partner of ServiceMaster Limited Partnership and The
ServiceMaster Company); (ii) all positions and offices with ServiceMaster held by each such director; and (iii) the term of each such person as a director and all period(s) during which each director has served. There are no arrangements or understandings between any director and any other person pursuant to which the director was or is to be selected as a director or nominee.


1994 Class

      Carlos H. Cantu, age 60, has been a director since 1988. On January 1, 1994, Mr. Cantu became the President and Chief Executive Officer of ServiceMaster. He is the President and Chief Executive Officer of ServiceMaster Consumer Services, a director and the Chairman of ServiceMaster Consumer Services, Inc., a director and the Chairman of ServiceMaster Management Services, Inc. and a director of ServiceMaster Diversified Health Services, Inc. He served as Executive Vice President and Chief Operating Officer, Consumer Services, from October 1988 to May 1990 and as President and Chief Operating Officer of ServiceMaster Consumer Services from June 1, 1990 to May 1991. Mr. Cantu also serves as Vice Chairman of American Home Shield Corporation. He served as President and Chief Executive Officer of The Terminix International Company Limited Partnership from December 18, 1986 to December 31, 1992.
He is a director of Terminix International, Inc., the corporate general partner of The Terminix International Company Limited Partnership. He has been a director of NationsBank/Memphis in Memphis, Tennessee, since August 1988; of NationsBank/Tennessee in Nashville, Tennessee, since January 1990; and of Midland Financial Group, Inc., an insurance company in Memphis, Tennessee, since September 1992.

      Lord Brian Griffiths of Fforestfach, age 52, has been a director since August 1992. He is a member of the Executive Committee of the Board of Directors. He is an international advisor to Goldman, Sachs & Co. concerned with strategic issues related to their United Kingdom and European operations and business development activities worldwide. During the period 1985 to 1990, he served at No. 10 Downing Street as Head of the Prime Minister's Policy Unit. He was made a life peer at the conclusion of his service to the Prime Minister. Lord Griffiths is a director of THORN EMI plc, Times Newspapers Holding Ltd., Herman Miller, Inc., Zeeland, Michigan, and HTV (Harlech Television).

      Gunther H. Knoedler, age 64, has been a director since 1979. He is a member of the Executive Committee, the Chairman of the Audit Committee and a member of the Share Option Committees of the Board of Directors and he is a director of ServiceMaster Management Services, Inc. Mr. Knoedler is Executive Vice President and Director Emeritus of Bell Federal Savings & Loan Association, Chicago, Illinois. He is the Chairman of the Board of Trustees of Wheaton College, Wheaton, Illinois, and a member of the Board of Directors of Tyndale House Publishers, Inc.

      Vincent C. Nelson, age 52, has been a director since 1978. Mr. Nelson is a member of the Executive Committee and the Audit, Employee Share Purchase Plan, and Share Option Committees of the Board of Directors. He is also a director of ServiceMaster Consumer Services, Inc. Mr. Nelson is a business investor and is a
trustee of Westmont College, Santa Barbara, California.   Mr.
Nelson is the foster son of Kenneth N. Hansen, Director Emeritus and Adviser.


      C. William Pollard, age 55, has been a director since December 1977. Since May 1990, he has been the Chairman of the Board and Chairman of the Executive Committee. From May 1983 to December 31, 1993, Mr. Pollard served as the Chief Executive Officer of ServiceMaster. He served as President of ServiceMaster from 1981 to May 1990 and has been the Chief Executive Officer of the Company since May 1983. He is a director and the Vice Chairman of ServiceMaster Consumer
Services, Inc., a director and the Vice Chairman of ServiceMaster Management Services, Inc. and a director and the Chairman of American Home Shield Corporation. Mr. Pollard joined
ServiceMaster as Senior Vice President in December 1977. He served as Executive Vice President and Chief Operating Officer from November 1980 until his election as Chief Executive Officer in May 1983. Mr. Pollard is a director of Herman Miller, Inc., Zeeland, Michigan; a director of Provident Life and Casualty Insurance Company, Chattanooga, Tennessee; and an advisory director of Trammell Crow Company, Dallas, Texas.

1995 Class

      Henry O. Boswell, age 64, has been a director since 1985. He is a member of the Executive Committee of the Board of Directors and he is a director of ServiceMaster Consumer
Services, Inc. From 1983 until his retirement in October 1987, Mr. Boswell was President of Amoco Production Company. During the same time period, he was Chairman of the Board of Amoco Canada and a director of Amoco Corporation. He has served in various positions with affiliates of Amoco Corporation since 1953. Mr. Boswell is a director of Rowan Companies, Inc., Houston, Texas, and Cabot Oil & Gas Corp. in Houston, Texas.

      James D. McLennan, age 57, has been a director since May 1986. He is a member of the Audit Committee. Mr. McLennan joined McLennan Company, a real estate service company, in 1958. He was named partner in 1968 and became President in 1981. He is a member of the Board of Directors of Lutheran General Medical Health Systems, Park Ridge, Illinois and the Chairman of the Board of the
Lutheran General Foundation.   Mr. McLennan is also a director of
NBD Bank of Park Ridge, Park Ridge, Illinois, a director of Potomac Corporation in Wheeling, Illinois, a laminator of paper products and a director of The Loewen Group Inc., a provider of funeral services, Burnaby, B.C., Canada.

      Burton E. Sorensen, age 64, has been a director since May 1984. He is a member of the Executive Committee of the Board of Directors. He is the Chairman and Chief Executive Officer of Lord Securities Corporation. He served as President and Chief Executive Officer of the corporation from December 1984 to December 1992. He joined Goldman, Sachs & Co., an investment banking and brokerage firm, in 1972 as Vice President, Investment Banking Division, and became a general partner in 1977. Mr. Sorensen is also a director of Provident Life and Casualty Insurance Company, Chattanooga, Tennessee.

      Charles W. Stair, age 53, has been a director since
December 1986. He previously served as a director from 1976 to 1983. He has been the President and Chief Executive Officer of ServiceMaster Management Services since May 1991, he is a director of ServiceMaster Management Services, Inc. and he is a director and the Chairman of ServiceMaster Diversified Health Services, Inc. Mr. Stair served as President and Chief Operating Officer, Management Services, from June 1990 to April 1991 and as Executive Vice President and Chief Operating Officer, Management Services, from October 1, 1988 to May 1990. He served as
Executive Vice President, Management Services from December 31, 1987 to September 30, 1988. Mr. Stair is a member of the Profit Sharing, Savings and Retirement Plan Administrative Committee. He is a director of Tyndale House Publishers, Inc., Wheaton, Illinois.

      David K. Wessner, age 42, has been a director since March 1987. He is a member of the Executive Committee and is a director of ServiceMaster Management Services, Inc. and ServiceMaster Diversified Health Services, Inc. Mr. Wessner has been Senior Vice President, Programs and Process Improvement, Geisinger Health Systems, since January 1, 1994. He served as Executive Vice President, Programs and Process Improvement, Geisinger Health Systems from November 1992 to December 31, 1993 and as Senior Vice President and Administrative Director from 1982 to November 1992. Mr. Wessner is a director of Commonwealth Bank, a division of Meridian Bank, Reading, Pennsylvania, and a director of Geisinger Health Plan, Danville, Pennsylvania. He is the son of Kenneth T. Wessner, who is a Director Emeritus.

1996 Class

      Herbert P. Hess, age 57, has been a director since 1981. He is a member of the Executive Committee and a director of ServiceMaster Consumer Services, Inc. Mr. Hess is a Managing Director of Berents & Hess Capital Management, Inc., an investment management firm. He is the past President and Chief Executive Officer of State Street Research & Management Company, an investment management firm. Mr. Hess was Chairman of MetLife-State Street Investment Services, Inc. from 1988 to April 1, 1990.

      Kay A. Orr, age 55, has been a director since January 1, 1994. She is also a director of ServiceMaster Consumer Services, Inc. Mrs. Orr was Governor of Nebraska from 1987 to 1991 and served as the State Treasurer of Nebraska from 1981 to 1986. From 1979 to 1981, she served as Chief of Staff to the Governor of Nebraska. Mrs. Orr is a director of The Williams Companies, Tulsa, Oklahoma, a trustee of Hastings (Nebraska) College, and a trustee of the Peoples City Mission Foundation.

      Philip B. Rooney, age 49, has been a director since January 1, 1994. He is a member of the Executive Committee of the Board of Directors. He is also a director of ServiceMaster Consumer Services, Inc. Mr. Rooney is a director and the President and Chief Operating Officer of WMX Technologies, Inc., Oak Brook, Illinois, the Chairman of the Board and Chief Executive Officer of Wheelabrator Technologies, Inc., Hampton, New Hampshire, Chairman of the Board of Rust International, Inc., Oak Brook, Illinois, a director of Chemical Waste Management, Inc., Oak Brook, Illinois, and a director of Waste Management International, Inc., Oak Brook, Illinois. He is also a director of Illinois Tool Works, Inc., Caremark International, Inc. and Urban Shopping Centers, Inc.

Directors Emeritus

      Kenneth N. Hansen, age 75, served as a director from 1947 until 1987. Mr. Hansen has been Director Emeritus and Adviser to ServiceMaster since April 1987. He served as Vice Chairman from 1981 until 1987. He served as Chairman of the Executive Committee from 1975 to 1981, as Chairman of the Board of Directors from 1973 to 1981, as Chief Executive Officer from 1957 through 1975 and as President from 1957 to 1973. He is an ex-officio member of all committees of the Board. Mr. Hansen is the foster parent of Vincent C. Nelson, a director of ServiceMaster Management Corporation.

      Kenneth T. Wessner, age 71, served as a director from 1965 to December 12, 1992. Since that date he has been Director Emeritus. Mr. Wessner was Chairman of the Board and Chairman of the Executive Committee of ServiceMaster from 1981 to May 1990. He was Chief Executive Officer from 1975 until June 1, 1983 and President from 1973 until June 1, 1981. Mr. Wessner established the Health Care Division in 1962 and served as its President. He is a director of Bell Federal Savings & Loan Association, Chicago, Illinois. Mr. Wessner is a member of the Nominating Committee. He is the father of David K. Wessner who is a ServiceMaster director.

Senior Management Advisers

      The Bylaws of ServiceMaster Management Corporation provide that the Board of Directors may appoint officers of ServiceMaster and other persons having a special relationship to ServiceMaster to serve as Senior Management Advisers. Senior Management
Advisers attend the meetings of the Board and advise the Board but do not have the power to vote. The Board has determined that providing a greater number of officers the opportunity to advise and interact with the Board is in the best interest of ServiceMaster as well as the individual officers. The Senior Management Advisers receive no special compensation for their services in this capacity.

      The Board of Directors has appointed the persons listed below as Senior Management Advisers effective as of the 1993 annual meeting of shareholders to serve in such capacity until the annual meeting of shareholders in 1994 or until otherwise determined by the Board of Directors.

      Robert D. Erickson, age 50, was a director from May 1987 to May 1993. He previously served as a director from May 1981 through May 1984. He is a director of ServiceMaster Management Services, Inc. He is presently President, International and New Business Development. He served as Executive Vice President and Chief Operating Officer of this division from November 1992 to December 31, 1993. He served as Executive Vice President and Chief Operating Officer, People Services, from January 1990 to October 1992 and as Executive Vice President and Chief Financial Officer of ServiceMaster from January 1986 through December 1989. Mr. Erickson is a director of Moody Bible Institute, Chicago, Illinois; and VanCom Incorporated, South Holland, Illinois, a transportation company. Mr. Erickson is a member of the Profit Sharing, Savings and Retirement Plan Administrative Committee, the Employee Share Purchase Plan Administrative Committee, and the Employee Benefits Plan Committee.

      Brian D. Oxley, age 43, is Executive Vice President and Chief Operating Officer of ServiceMaster Management Services. He is a director of ServiceMaster Management Services, Inc. From November 1992 to December 31, 1993, he served as the President and Chief Executive Officer of the International and New Business Development Group. He served as Executive Vice President, New Business Development from January 1991 to November 11, 1992 and as President of International Services from January 1, 1988 to November 11, 1992. He served as President of the Residential/Commercial and International divisions of
ServiceMaster from 1987 through 1989. Mr. Oxley is a director of Kawakita Hospital, Tokyo, Japan.

      Dallen W. Peterson, age 57, served as the Chairman of Merry
Maids, Inc. until the acquisition of that company's assets by Merry Maids Limited Partnership in July 1988. He is presently the
Chairman of Merry Maids Limited Partnership.

      Donald K. Karnes, age 43, is President of TruGreen-
ChemLawn. He has served as President and Chief Operating Officer of TruGreen-ChemLawn since January 1, 1992; from January 1, 1990 to December 31, 1991, he was Senior Vice President, TruGreen Limited Partnership. During the year 1989, Mr. Karnes was a Regional Vice President for Waste Management Urban Services, Inc.


Executive Officers of ServiceMaster

      The following table shows: (i) the names and ages (as of March 18, 1994) of the present executive officers of the Registrant, The ServiceMaster Company and ServiceMaster Management Corporation; (ii) all positions presently held by each officer; and (iii) the year each person became an officer. Each person named has served as an officer of the Registrant continuously since the year shown. There are no arrangements or understandings between any executive officer and any other person pursuant to which the officer was or is to be selected as an officer.


                                                                           First Became
Name                     Age       Present Position                        An Officer
C. William Pollard       55        Chairman and Director                           1977

Carlos H. Cantu          60        President and Chief Executive
                                   Officer and Director                            1986

Charles W. Stair         53        President and Chief Executive Officer,
                                   Management Services, and Director               1973

Robert D. Erickson       50        President, International and New
                                   Business Development, and a Senior
                                   Management Adviser                              1976

Brian D. Oxley           43        Executive Vice President and Chief
                                   Operating Officer, Management Services,
                                   and a Senior Management Adviser                 1983

Vernon T. Squires        59        Senior Vice President and                       1987
                                   General Counsel

Ernest J. Mrozek         40        Vice President, Treasurer and
                                   Chief Financial Officer                         1987


      Messrs. Pollard, Stair and Cantu are also Directors of
ServiceMaster Management Corporation. Messrs. Erickson and Oxley are Senior Management Advisers. See pages 31, 32, and 33 for biographical information with respect to these executive officers.

      Vernon T. Squires, age 59, was elected Senior Vice
President and General Counsel effective January 1, 1988. He served as Vice President and General Counsel from April 1, 1987 until December 31, 1987. He served as an associate and partner with the law firm of Wilson & McIlvaine in Chicago, specializing in corporate and tax law, from 1960 to April 1, 1987. He is presently Of Counsel to that firm. He is a director of the Suburban Bus Division of the Regional Transportation Authority.

      Ernest J. Mrozek, age 40, was elected Vice President, Treasurer and Chief Financial Officer effective November 1, 1992. He served as Vice President and Chief Accounting Officer, from January 1, 1990 to October 31, 1992 and as Vice President, Accounting, from December 1987 to December 1989. He practiced public accounting as a manager with Arthur Andersen and Co. from 1981 to December 1987.

Compliance With Section 16(a) of The Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires ServiceMaster's officers and directors, and persons who own more than ten percent of ServiceMaster's shares, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the New York Stock Exchange. The Commission's regulations require certain officers, directors and greater-than-ten-percent shareholders to furnish to ServiceMaster copies of all Section 16(a) forms that they file. During 1993, ServiceMaster received Section 16(a) forms from such officers and directors; ServiceMaster has no shareholders with an interest greater than ten percent.

      Based solely on a review of the copies of Section 16(a) forms received by ServiceMaster or on written representations from certain reporting persons that no Forms 5 were required for those persons, ServiceMaster believes that during 1993, its officers and directors complied with applicable filing requirements except that five reports, covering an aggregate of six transactions, were filed late by Messrs. Karnes, Oxley, Rooney and Mrs. Orr. (Two of such late reports were amendments of earlier reports which were timely filed).

Item 11.  Executive Compensation

      The following table sets forth all compensation awarded to, earned by, or paid to the Chief Executive Officer of ServiceMaster and ServiceMaster's four most highly compensated executive officers other than the Chief Executive Officer of ServiceMaster during or in respect of the year 1993. Each of the listed persons was holding the office indicated in the table on the last day of December 1993.


                                      SUMMARY COMPENSATION TABLE

                           ANNUAL COMPENSATION (E)
(a)                     (b)       (c)        (d)        (e)

                                                Other Annual
Name and                          Salary       Bonus Compensation
Principal Position        Year       ($)        ($)          ($)

C. William Pollard,        1993    $300,000    $450,000       -
Chief Executive            1992    $300,000    $390,000       -
Officer                    1991    $300,000    $300,000       -


Carlos H. Cantu (A)        1993    $300,000    $525,000       -
                           1992    $300,000    $495,000       -
                           1991    $240,000    $ 60,000       -


Charles W. Stair (B)       1993    $300,000    $294,000       -
                           1992    $300,000    $130,000       -
                           1991    $240,000    $240,000       -

Brian D. Oxley (C)         1993    $240,000    $271,000       -
                           1992    $180,000    $180,000       -
                           1991    $125,000    $125,000       -

Robert D. Erickson (D)     1993    $230,000    $260,000
                           1992    $230,000    $ 68,770       -
                           1991    $210,000    $150,000       -

                         SUMMARY COMPENSATION TABLE (CONT'D)
                              LONG TERM COMPENSATION

                              (f)            (g)         (h)         (i)
                       Restricted     Securities
                         Stock        Underlying     LTIP      All Other
Name and                 Awards       Options/SARs   Payouts  Compensation
Principal
Position                 ($)        (#) (G)              ($)          ($)

C. William Pollard,       -        112,500       -        -            -
Chief Executive           -           -          -        -            -
Officer                   -           -          -        -            -

Carlos H. Cantu (A)       -           -          -        -            -
                          -           -          -        -            -
                          -           -          -        -            -

Charles W. Stair (B)      -           -          -        -            -
                          -           -          -        -            -
                          -           -          -        -            -

Brian D. Oxley (C)        -         30,000       -        -            -
                          -            -         -        -            -
                          -         21,375       -        -            -

Robert D. Erickson (D)    -         30,000       -        -            -
                          -           -          -        -            -
                          -           -          -        -            -

      Notes:

      (A)   President and Chief Executive Officer, ServiceMaster
            Consumer Services.

      (B)   President and Chief Executive Officer, ServiceMaster
            Management Services.

      (C)   Executive Vice President and Chief Operating Officer,
            Management Services.

      (D)   President, International and New Business Development.

      (E) The table does not include the cash distributions made to ServiceMaster Management Corporation, as the managing general partner of the Registrant and The ServiceMaster Company, and the redistribution of such amounts to the stockholders of ServiceMaster Management Corporation (who include the persons listed in the above table). See "Description of the Partnership Structure" Note D, page 18. The foregoing amounts represent the stockholders' share of profits in return for their equity risk. The table also does not include the value of shares of the Registrant issued to C. William Pollard pursuant to certain agreements made in 1986 and concluded in 1993 (see Item 13: "Miscellaneous Transactions", page
58).

      (F) With respect to the year 1993, see Note (A) to the Option/SAR Grants Table. The figures shown for earlier years are the number of the underlying shares for grants of options under the ServiceMaster 10 Plus Option Plan. The number of options shown for Mr. Oxley for the year 1991 has been adjusted to reflect the Registrant's 3-for-2 share split in June 1993.

      The following table summarizes the number and terms of the stock options (if any) granted during the year 1993 to the named executive officers.

                                   OPTION/SAR GRANTS IN 1993
                                                                      Potential Realizable Value
                                                                      at Assumed Annual Rates
                                                                      of Stock Price Appreciation
                                       Individual Grants              for Option Term

(a)                 (b)              (c)           (d)         (e)             ( f)             (g)
                 Number of
                Securities     % of Total
                Underlying     Options/SARs
                Options/SARs    Granted to      Exercise or
                Granted        Employees        Base Price    Expiration
Name            (#) (A)(B)     in 1993         ($/Sh)(C)      Date           5%  ($)         10%  ($)



C. William Pollard   112,500         11.00%          $18.33      10-15-2002    $1,113,750     $2,994,750
Chief Executive
Officer

Carlos H. Cantu      0               -               -

Charles W. Stair     0               -               -

Brian D. Oxley       30,000          2.93%           $18.33       10-15-2002   $  297,000     $  798,600

Robert D. Erickson   30,000          2.93%           $18.33       10-15-2002   $  297,000     $  798,600



Notes:

   (A) ServiceMaster 10 Plus Option grants were approved for C. William Pollard, Brian D. Oxley and Robert D. Erickson in October 1992. In the case of each of the foregoing grantees, acceptance of the option and payment by the grantee of the price for the option itself ($1.00 per option share on a post-split basis) was not required and did not occur until early 1993. These grants were not shown in the Option/SAR Grants Table in ServiceMaster's Form 10-K for 1992 but are reported in the above table. Column (A) reflects the 3-for-2 share split effected by the Registrant in June 1993.

   (B) ServiceMaster 10 Plus Option grants were approved for C. William Pollard, Carlos H. Cantu, and Robert D. Erickson in October 1993. In the case of each of the foregoing grantees, acceptance of the option and payment by the grantee of the price for the option itself ($1.50 per option share) was not required until early 1994. These grants will be shown in the Option/SAR Grants Table in ServiceMaster's Form 10-K for 1994.

   (C) The fair market value of the Registrant's shares at the time when the grants of the option were made (October 1992) was $26.00. Each grantee was required to pay $1.50 per option share as a condition to the actual grant of the option (which sum was, in each case, paid in February 1993). Column (d) combines the exercise price and the option price. In June 1993, the Registrant split its shares 3-for-2 and the exercise price for the options shown in the table has therefore been adjusted to $18.33 per share, which includes the option price as adjusted to $1.00 per option share.

      The following table summarizes the exercises of stock options during the year 1993 by the named executive officers and the number of, and the spread on, unexercised options held by such officers at December 31, 1993.


                                   AGGREGATED OPTION/SAR EXERCISES IN 1993 AND FY-END OPTION/SAR VALUES

    (a)                         (b)        (c)           (d)            (e)

                                                       Number of
                                                       Securities       Value of
                                                       Underlying       Unexercised
                                                       Unexercised      In-the-Money
                                                       Options/SARs     Options/SARs
                                                       at FY-End(#)     at FY-End($)

                          Shares Acquired  Value
                          on Exercise      Realized     Exercisable/     Exercisable/
Name                      (#)              ($)          Unexercisable    Unexercisable

C. William Pollard,             0          0            112,500/0      $1,017,563/0
Chief Executive Officer

Carlos H. Cantu                 0          0             0/0           0/0

Charles W. Stair                0          0             0/0           0/0

Brian D. Oxley                  0          0             30,000/0      $271,350/0

Robert D. Erickson              0          0             30,000/0      $271,350/0


      As shown in the following table, no long-term incentive awards were granted to any of the named executive officers during the year 1993.


                                                LONG-TERM INCENTIVE PLANS -- AWARDS IN 1993
                                            Long-Term Incentive Plan Awards in Last Fiscal Year

                                                                       Estimated Future Payouts
                                                                 Under Non-Stock Price Based Plans
(a)                     (b)                  (c)                (d)         (e)       (f)
                      Number of           Performance or
                      Shares, Units       Other Period
                      or Other Rights     Until Matura-        Threshold    Target    Maximum
Name                  (#)                tion or Payout        ($ or #)    ($ or #)   ($ or #)

C. William Pollard,
Chief Exec. Officer   0

Carlos H. Cantu       0

Charles W. Stair      0

Brian D. Oxley        0

Robert D. Erickson    0


Compensation of Directors

      Directors of ServiceMaster Management Corporation who are not officers receive $3,000 for each meeting of the Board of Directors and each meeting of the Executive Committee which they attend. In addition, directors who are not officers and who are not members of the Executive Committee receive an annual stipend of $5,000; directors who are not officers and who are members of the Executive Committee receive an annual stipend of $10,000. Directors who are members of the Audit Committee (which committee does not include any officers) receive an annual stipend of $8,000, except that the annual stipend for the Chairman of the Audit Committee is $10,000.


      A director of a subsidiary company who is not an officer of that company or any ServiceMaster company which is a parent of the subsidiary receives $3,000 for each meeting of the subsidiary board of directors which he or she attends. If such a person is not a director of ServiceMaster Management Corporation, he or she also receives an annual stipend of $5,000.

      Each director of ServiceMaster Management Corporation or of a subsidiary board of directors may enter into a deferred fee agreement with the company on whose board he or she is serving whereby part or all of the fees payable to him or her as a director are deferred and will either earn interest based on the five-year borrowing rate for ServiceMaster or be used to purchase shares of ServiceMaster Limited Partnership in a number determined by the fair market value of such shares on the date of purchase. Upon termination of a director's services as a director or attainment of age 70, whichever occurs first, a director will receive the amount for his or her deferred fee account in a lump sum or in installments or in shares of ServiceMaster Limited Partnership, depending on which deferral plan the director has elected.

      Directors of ServiceMaster Corporation do not receive any compensation for their services in that capacity.


Employment Contracts and Termination of Employment

      ServiceMaster enters into employment contracts with each of its executive officers in December of each year to cover the officer's employment during the subsequent calendar year. Each contract provides for the amount of such officer's base salary for the calendar year covered by the contract. Either party may cancel the contract on two week's notice to the other party. If an executive's employment terminates, the executive is prohibited from entering into certain activities which are competitive with any of the ServiceMaster businesses. These contracts do not provide for any bonuses or other form of compensation beyond the base salary stated in the contract.

      The amounts paid under the employment contracts with each of the persons listed in the Summary Compensation Table are included in Column (c) of the table.

Change-in-Control Arrangements

      The ServiceMaster Plan for Continuity of Employment (the "Plan") was adopted by the Board of Directors of ServiceMaster Industries Inc. on July 19, 1986 and assumed by ServiceMaster Limited Partnership and its subsidiaries at the time the ServiceMaster reorganization became effective on December 30, 1986. The purpose of the Plan is to provide protection to a broad range of ServiceMaster employees from damage to their careers which could result if ServiceMaster were taken over by another organization.

      The Plan provides that if during the period following a takeover to which the Plan applies any covered employee is fired or leaves after being demoted, then ServiceMaster will be obligated to pay that employee an amount equal to either (i) the amount of the employee's relevant annual compensation (if the employee has between two and five years of credited service with ServiceMaster) or (ii) 2.5 times the employee's relevant annual compensation (if the employee has more than five years of credited service). The amount of an employee's relevant annual compensation will be the amount of the cash compensation received by the employee during the calendar years preceding the year in which the Plan becomes activated with respect to the takeover involved, provided that in no event will an employee be entitled to receive under the Plan more than twice the amount of the compensation (including both cash compensation and benefits with a monetary value received in a form other than cash) received by the employee during the calendar year preceding the termination of his or her employment.

      The Plan is not limited to management employees but rather covers every ServiceMaster employee who has at least two years of credited service at the time his employment terminates.

      The Plan provides that a takeover will be deemed to have occurred for purposes of the Plan when (i) any organization or group (other than ServiceMaster employees or plans established for the benefit of ServiceMaster employees) acquires ownership of at least 20% of ServiceMaster outstanding shares, or (ii) a majority of the positions on the ServiceMaster Board come to be occupied by "Takeover Directors" (as defined in the Plan).

      The Plan provides that it will automatically become activated with respect to any particular takeover ten days after the ServiceMaster Chief Executive Officer becomes aware that the takeover has occurred except that the ServiceMaster Board has the right to accelerate or postpone the date upon which the Plan will become activated with respect to any particular takeover. The Board has the right at any time before the Plan becomes activated to modify the terms of the Plan and to exempt any particular takeover from operation of the Plan or to terminate the Plan, but no such notification exemption or termination can be made after activation.

      Employees are entitled to compensation under the Plan in connection with any takeover to which the Plan applies only if their employment terminates within the "Shakeout Period" beginning at the time such takeover occurs and ending on the second anniversary of the date on which the Plan is activated with respect to that particular takeover.

      The Plan is expressly intended to be a severance pay plan for purposes of the Employee Retirement Income Security Act of 1974
("ERISA") and ServiceMaster employees are expressly entitled to the protection afforded by ERISA to participants in a severance pay plan.

      The Plan is designed to put any organization which may at any time consider taking over ServiceMaster on notice in advance that it may be required to compensate individuals who have made significant career investments in ServiceMaster if those individuals are disadvantaged by the takeover. At the same time, the Plan is intended to serve the best interests of those who invest in ServiceMaster for the long term by (i) improving the ability of the ServiceMaster enterprise to recruit and retain employees, (ii) increasing the willingness of employees to risk working for long-term rewards rather than seeking to maximize their immediate salary, and (iii) providing insurance to employees against any unfavorable outcome, and thereby encouraging employees to remain with ServiceMaster while the outcome of a takeover attempt is in doubt.


Compensation Committee Interlocks and Insider Participation

      The persons who served as members of the compensation committee of the Registrant's board of directors during 1993 are listed in the next section. The compensation committee consists solely of independent members of the board of directors. There are no interlocking arrangements involving service by any executive officer of the Registrant on the compensation committee of another entity and an executive officer of such other entity serving on the ServiceMaster compensation committee.

Board Compensation Committee Report on Executive Compensation

      The following report of the Compensation Committee of the Board of Directors of ServiceMaster Management Corporation was delivered to the Board of Directors on March 18, 1994. The Compensation Committee consists of the members of the Executive Committee other than the Chairman of the Company. (The Executive Committee consists of independent directors and the Chairman. As used in the report, the term "salary year" means the calendar year.

"REPORT OF THE COMPENSATION COMMITTEE

To:  The Board of Directors:

      The Executive Committee as constituted in December 1993, in its capacity as the Compensation Committee for the year 1993, hereby submits its report to the Board of Directors for the year
1993.

      In December of each year, the Compensation Committee reviews the compensation levels of senior members of management, evaluates the performance of management and recommends a base salary for each member of senior management for the next salary year. This review and recommendation process includes a review of additional compensation (if any) payable under the Company's Incentive Reward Compensation Plan. At the end of each salary year, the Compensation Committee determines whether adjustments should be made in the compensation of an executive as established by his base salary and the Incentive Reward Compensation Plan. The Compensation Committee does not constitute the administering committee under any of the Company's stock option plans, but the Compensation Committee does take option grants to senior members of management into account in the reviews and recommendations described above.

      Summary of Compensation Policies. The compensation policies applicable to all executive officers are as follows: (1) a base level of compensation is established by reference to the standards described below; (2) bonuses are paid in accordance with the Company's Incentive Reward Compensation Plan, under which bonuses are determined by the extent to which the actual performance of the Company (or the relevant division thereof) achieved budget objectives; and (3) such year-end adjustments as the Compensation Committee may consider to be warranted.

      The standards for determining the base compensation in any given year for the Chief Executive Officer (and for all other officers whose salaries are subject to Compensation Committee approval) are: performance by the officer in the discharge of his or her responsibilities, financial performance of the Company for the immediately preceding year, and the base salary levels of comparable officers in comparable companies.

      Five Highest Paid Officers. The base compensation of each of the highest paid officers for 1993 (including the Chief
Executive Officer) was in the amount recommended by the Compensation Committee in December 1992 and approved by the Board of Directors in the same month. This base compensation was further reviewed at the end of 1993. The Compensation Committee unanimously agrees that these base levels were reasonable at the time established and reasonable in the context of the performance of the Company in 1993 and the contribution of such persons to the Company's performance.

      Chief Executive Officer. The base compensation of C. William Pollard, Chairman and Chief Executive Officer of
ServiceMaster, for the year 1993 was set at $300,000 at the commencement of the year. This amount did not reflect any increase in his base compensation for the year 1992. No increases in his base compensation were made during the year 1993.

      An increase in the base compensation for the Chief Executive Officer for the year 1993 would have been warranted in the light of both the Company's and his performance in the year 1993. (Reference is made to the Management Discussion and Analysis section of the Company's 1993 Annual Report to Shareholders (the "Annual Report") for a summary of the Company's growth in 1993 relative to 1992). The Committee approved a modification of the formula in the Company's Incentive Reward Compensation Plan so that the Chief Executive Officer was awarded incentive compensation in the amount of 150% of his base compensation. That award included $60,000 beyond what the Incentive Reward Compensation Plan would have called for without modification. (Reference is made to the Annual Report for a discussion of the Company's performance in 1993).

      The Compensation Committee notes that the Chief Executive Officer was granted an option for 75,000 shares in October 1993, subject to acceptance by him and payment of the price for the option itself of $1.50 per option share. This grant was accepted and the required payment was made in March 1994.

      No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries. However, for a short period of time Mr. Nelson was Vice Chairman of American Home Shield Corporation.

Dated: March 18, 1994

                       Respectfully submitted,

                       H. O. Boswell     Lord Brian Griffiths
                       H. P. Hess        G. H. Knoedler
                       V. C. Nelson      D. K. Wessner


                           (Compensation Committee)"

Performance Graph

      The following graph compares the five-year cumulative total return to shareholders of the Registrant with the five year cumulative return as determined under the Standard & Poor's 500 Index and under the Standard & Poor's Commercial Services Group.

                            [Performance Graph]

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

      The following table sets forth as of March 18, 1994, the beneficial ownership of the Partnership Shares with respect to the ServiceMaster directors and senior management advisers and directors and officers as a group. ServiceMaster does not know of any person who is the beneficial owner of more than five percent of the Partnership Shares.


                               Number of Partnership Shares Beneficially
                                 Owned by Management on March 18, 1994 (1)

(1)                                            (2)                (3)           (4)        (5)
                                         Sole Voting
                                         and Investment                                   Percent
Name                                     Power               Other       Total            Ownership

Henry O. Boswell (2)                           13,950           10,500       24,450        0.031%
Carlos H. Cantu (4)                            444,809         468,108      912,917        1.173%
Robert D. Erickson (3)(4)(5)(7)                359,531          46,750      406,281        0.522%
Brian Griffiths                                      0               0            0            0%
Kenneth N. Hansen (5)(8)                        74,467       1,378,996    1,453,463        1.869%
Herbert P. Hess (2)(5)                          67,500           4,000       76,500        0.098%
Donald K. Karnes (3)                            39,500               0       39,500        0.038%
Gunther H. Knoedler (5)                         20,711               0       20,711        0.027%
James D. McLennan                                4,420               0        4,420        0.006%
Vincent C. Nelson (5)(9)                       126,738           4,204      130,942        0.168%
Kay A. Orr                                       1,225               0        1,225        0.002%
Brian D. Oxley (2)(3)(4)                       145,931          79,390      225,321        0.290%
Dallen W. Peterson                              31,033               0       31,033        0.040%
C. William Pollard (3)(4)(5)(13)               663,014          50,659      713,673        0.915%
Philip B. Rooney                                25,862               0       25,862        0.033%
Burton E. Sorensen                               3,375               0        3,375        0.004%
Charles W. Stair (3)(4)(10)                    388,035          23,134      411,169        0.529%
David K. Wessner (2)(5)(11)(12)                473,850         375,677      849,527        1.092%
Kenneth T. Wessner (5)(14)                     808,402               0      808,402        1.039%


All directors and officers
as a group (159 persons) (15)                6,721,496       5,479,341   12,200,837       15.685%

Notes:

 (1) The shares owned by each person and by all directors and officers as a group, and the shares included in the total number of shares, have been adjusted, and the percentage ownership figures have been computed, in accordance with Rule 13d-3(d)(1)(i).

 (2) Shares in column (3) include shares held by spouse and/or other family members.

 (3) Shares in column (2) include shares which may be acquired within sixty days under the ServiceMaster Executive Debenture Plan, options granted under the ServiceMaster Share Option Plan, and/or options granted under the ServiceMaster 10-Plus Plan.

 (4) Shares in column (3) include shares held in one or more investment partnerships in which the listed person is a partner with shared voting power and investment power.

 (5) Shares in column (2) include shares held in trust for the benefit of self and/or family members.

 (6) Shares in column (3) include shares held in trust for the benefit of self and/or family members.

 (7) Shares in column (3) include 28,792 shares owned by spouse or held in trust for the benefit of family members as to which beneficial ownership is disclaimed.

 (8) The 1,378,996 shares in column (3) are in trust for the benefit of family members as to which beneficial ownership is disclaimed.

 (9) Shares in column (3) include 4,204 shares in trust for the benefit of family members as to which beneficial ownership is disclaimed.

(10) Shares in column (2) include 17,445 shares in trust for the benefit of family members as to which beneficial ownership is disclaimed.

(11) Shares in column (2) include 450,000 shares held in trust for the benefit of the parents of David K. Wessner and for charitable interests. Mr. Wessner is a trustee of this trust and has sole voting and investment power over such shares but he disclaims beneficial ownership of such shares.


(12) Shares in column (3) includes 206,110 shares held by an investment company of which David K. Wessner is a shareholder and one of four directors.

(13) Shares in column (2) include 20,815 shares owned by a charitable foundation of which C. William Pollard is a director. Mr. Pollard disclaims beneficial ownership of such shares.

(14) Shares in column (2) includes 292,408 shares held in trust for the benefit of spouse as to which beneficial ownership is disclaimed.

(15) Includes 2,150,464 shares which certain officers of ServiceMaster, through the exercise of their respective rights, may acquire within 60 days under share purchase agreements, the ServiceMaster Executive Debenture Plan, options granted under the ServiceMaster Share Option Plan and options granted under the ServiceMaster 10-Plus Option Plan. This figure includes shares purchasable by the persons identified in Item 11 as follows: Mr. Pollard - 112,500 shares; Mr. Oxley - 30,000 shares; Mr. Erickson - 30,000 shares; and all executive officers as a group - 292,500 shares.

Item 13.  Certain Relationships and Related Miscellaneous
          Transactions

     ServiceMaster Limited Partnership and The ServiceMaster Company distributed an aggregate of $2,547,618 to ServiceMaster Management Corporation with respect to the year 1993, the managing general partner of each of these partnerships, with respect to its aggregate 1.99% carried interest in the profits and losses of these two partnerships. (See Note D, pages 18 -20).


     On January 17, 1993, ServiceMaster Limited Partnership, as the successor to ServiceMaster Industries Inc., distributed 18,708 partnership shares to C. William Pollard pursuant to the Exchange Agreement between Mr. Pollard and ServiceMaster
Industries Inc. dated December 24, 1986. (This agreement related to the acquisition by ServiceMaster of Jubilee Investment Company in December 1986).

     On March 19, 1993, the Executive Committee of the Board of Directors of ServiceMaster Management Corporation, acting on the basis of a recommendation from a special committee of three independent directors, approved the issuance of 37,806 shares of ServiceMaster Limited Partnership to C. William Pollard as a payment in final settlement of the above-mentioned Exchange Agreement of December 24, 1986.

     On September 30, 1993, The ServiceMaster Company loaned Carlos
H. Cantu the sum of $282,143, with interest at the rate of 3.5% per annum, as a bridge loan in connection with his purchase of a personal residence in Illinois. This purchase was made in connection with Mr. Cantu's assumption of the responsibilities as the Chief Executive Officer of ServiceMaster on January 1, 1994. This loan was paid in full in December, 1993.

Indebtedness of Management

     The following executive officers were indebted to The ServiceMaster Company in excess of $60,000 at some point during the year 1993. Except for the indebtedness referred to in the last sentence of this paragraph, in each case, the indebtedness was incurred by reason of one or more share grants made to the person before 1993 under the ServiceMaster Share Grant Award Plan. As provided in the Share Grant Award Plan, The ServiceMaster Company advances to a share grant recipient the amount of federal and state income taxes incurred by the recipient as a result of the receipt of the share grant. The figure set opposite the person's name below is the largest amount of indebtedness outstanding during the year 1993; the figure in parentheses is the amount of indebtedness outstanding on March 21, 1994: Brian D. Oxley - $142,914 ($118,373); Ernest J. Mrozek - $117,582 ($103,355); and Vernon T.
Squires $139,260 ($119,322). Interest on each of the foregoing loans is charged to the borrower at a rate between 7.75% and 9.29% per annum. Interest and principal payments on all of such loans are made quarterly. On September 30, 1993 The ServiceMaster Company made the loan to Carlos H. Cantu which is described under "Miscellaneous Transactions"; such loan was paid in full prior to the end of 1993.

                            PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)   Financial Statements, Schedules and Exhibits

         1.  Financial Statements

            The documents shown below are contained in the Financial Statements and Management Discussion section of the ServiceMaster Annual Report to Shareholders for 1993, on pages 19 - 36 and are incorporated herein by reference:

                 Summary of Significant Accounting Policies
                 Report of Independent Public Accountants

                 Consolidated Statements of Income for the three years ended December 31, 1993, 1992 and 1991

                 Consolidated Statements of Financial Position as of December 31, 1993 and 1992

                 Consolidated Statements of Cash Flows for the
                 three years ended December 31, 1993, 1992 and
                 1991

                 Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1993, 1992 and 1991

                  Notes to the Consolidated Financial Statements

     2.  Financial Statements Schedules

            Schedule IV--Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees other than Related Parties. The items required by this Schedule are incorporated into the information relating to Share Grants on page 35.

            Included in Part IV of this Report:

                 Schedule VIII--Valuation and Qualifying Accounts

                 Schedule X--Supplementary Income Statement
                      Information

                 Report of Independent Public Accountants on
                 Schedules

                 Exhibit 11 -- Exhibit Regarding Detail of Income
                               Per Share Computation

                 Exhibit 24 -- Consent of Independent Public
                               Accountants

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

     Separate financial statements and supplemental schedules of ServiceMaster are omitted because prior to 1987 the Registrant was primarily an operating company. Its subsidiaries, included in the consolidated financial statements being filed, did not have a minority equity interest or indebtedness to any person other than the Registrant in an amount in excess of five percent of the total assets as shown by the consolidated financial statements as filed herein.

     3.  Exhibits

            The exhibits filed with this report are listed on pages 63-67 herein (the "Exhibits Index").

            The following entries in the Exhibits Index are management contracts or compensatory plans in which a director or any of the named executive officers of the Registrant does or may participate. Reference is made to the Exhibits Index for the filing with the Commission which contains such contract or plan.

            Exhibit    Contract or Plan

             10.1      1987 ServiceMaster Option Plan.

             10.3      Deferred Compensation and Salary
                       Continuation Agreement for Officers.

             10.4      Deferred Directors Fee Agreement.

             10.5      ServiceMaster Executive Share Subscription
                       Program.

             10.6      Incentive Reward Compensation Plan.

             10.9      ServiceMaster Profit Sharing, Savings &
                       Retirement Plan as amended and restated
                       effective January 1, 1987.

             10.11     Share Grant Award Plan.

             10.13     Executive Debenture Equity Program 9%
                       Convertible Subordinated Debenture due
                       April 1, 1995.

             10.14     The Terminix International Company L.P.
                       Profit Sharing and Retirement Plan. See note below.

             10.15     ServiceMaster 10-Plus Plan.  See also Item
                       10.21.

             10.17     Directors Deferred Fees Plan
                       (ServiceMaster Shares Alternative).

             10.20     ServiceMaster 10-Plus Plan as amended
                       September 3, 1991.


           Notes:

           The Terminix International Company L.P. Profit Sharing and Retirement Plan (Item 10.14) was integrated into the ServiceMaster Consumer Services Limited Partnership Profit Sharing Plan in February 1993. The ServiceMaster Consumer Services Limited Partnership Profit Sharing Plan is available to officers and employees generally.

 (b)   Reports on Form 8-K

           None in the last quarter of the period covered by this Report on Form 10-K.


Certain Undertakings With Respect To Registration Statements on
Form S-8

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the Registrant hereby undertakes as follows which undertaking shall be incorporated by reference into each of the Registrant's Registration Statements on Form S-8, including No. 33-19763 and No. 2-75851:

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                     FEDERAL INCOME TAX CONSIDERATIONS

      The following discussion of Federal income tax matters describes the material consequences to the non-corporate U.S. shareholders of ServiceMaster Limited Partnership (the "Public Partnership") and to the Public Partnership as sole common limited partner of The ServiceMaster Company Limited Partnership (the "Principal Subsidiary Partnership"). This discussion does not consider state, local and foreign tax issues, nor does it separately describe (except where noted) the consequences to shareholders who received their shares as a form of compensation (or in exchange for ServiceMaster stock issued in prior years as compensation), or which are corporations, tax-exempt entities, or non-resident alien individuals.

      THIS DISCUSSION MAY NOT BE DIRECTLY APPLICABLE TO ANY PARTICULAR SHAREHOLDER, DEPENDING ON THAT SHAREHOLDER'S UNIQUE CIRCUMSTANCES. SHAREHOLDERS ARE URGED TO CONSULT THEIR OWN TAX ADVISORS TO DETERMINE THE FEDERAL INCOME TAX TREATMENT IN THEIR SPECIFIC TAX SITUATIONS, INCLUDING THE APPLICATION AND EFFECT OF THE STATE, LOCAL AND FOREIGN LAWS WHICH MIGHT APPLY TO A SPECIFIC SHAREHOLDER.

      The following discussion is based on provisions of the Internal Revenue Code of 1986 (the "Code"), as amended, existing and proposed regulations promulgated thereunder, judicial deci-sions, legislative history, and current administrative rulings and practices. For a number of Code sections the Internal
Revenue Service (the "IRS") has been directed or authorized by statute to issue regulations that may materially affect the tax consequences of holding an interest in ServiceMaster. As of the date hereof, certain of these regulations have not yet been promulgated. Moreover, any of the statutes, regulations, rulings, practices, or judicial precedents upon which this discussion is based could be changed, perhaps retroactively, with adverse tax consequences.

      The Federal income tax treatment of shareholders, as described below, depends in some instances on interpretation by ServiceMaster Management Corporation (hereinafter referred to as the "Managing General Partner") of complex provisions of the Federal income tax law for which no clear precedent or authority may be available. In determining basis adjustments, allocations, asset valuations and taxable income of the Principal Partnerships, the Managing General Partner must make determinations that will affect a shareholder in various ways depending on such factors as the date a shareholder purchased shares of the Principal Partnerships and subsidiary partnerships.

      Possible Legislative Changes. Congress is considering the possible enactment of proposals to revise in certain respects the federal income taxation of widely held partnerships (such as the Public Partnership). These proposals would, among other changes, simplify the rules under which the partners report their share of partnership income or loss and change the rules relating to the auditing of, and the collection of deficiencies with respect to, such partnerships.

Tax Status of the Partnerships

      Significance of "Partnership" Status. Except as otherwise provided by Code Section 7704, a partnership incurs no Federal income tax liability unless the partnership is classified as an association taxable as a corporation. Instead, each partner in a partnership is required to take into account in computing his or her Federal income tax liability his or her allocable share of the income, gains, losses, deductions and credits of the partnership. The Federal income tax treatment contemplated for shareholders will be available only if the Principal Partnerships are not classified as associations taxable as corporations.

      If either of the Principal Partnerships were classified as an association taxable as a corporation in any year, such partnership's income, gains, losses, deductions and credits would be reflected on its own tax return, rather than being passed through to shareholders, and its net income would be taxed at corporate rates (with the maximum rate for regular tax currently equal to 35%, and the rate for alternative minimum tax equal to 20%). In addition, distributions made to shareholders would be treated as (a) taxable dividend income (to the extent of such partnership's current and accumulated earnings and profits) or, to the extent distributions exceed the partnership's earnings and profits, (b) a non-taxable return of capital (to the extent of a shareholder's basis for his or her shares) or (c) taxable capital gain. In sum, classification of either of the Principal Partner-ships as an association taxable as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to shareholders from holding Public Partnership shares.

      Classification of the Principal Partnerships.  The
Principal Partnerships received an opinion of counsel that, as of their formation in December, 1986, the Principal Partnerships would be classified as partnerships for Federal income tax purposes.

      Counsel's opinion regarding the Federal income tax classification of the Principal Partnerships is based upon, among other things, the Managing General Partner's representations that:

           (a)  ServiceMaster Management Corporation has acted as
a general partner in each of the Principal Partnerships and   will
maintain a net worth, on a fair market value basis, of   at least
$15.0 million (apart from direct or indirect interests in either of the Principal Partnerships or in any subsidiaries of the Principal Partnerships) in the form of (i) cash or cash equivalents; (ii) marketable obligations issued or guaranteed by the United States government or any agency or political subdivision thereof or issued by any state of the United States or any agency or political subdivision thereof; (iii) commercial paper; (iv) certificates of deposit; (v) bankers' acceptances; (vi) securities regularly traded on an established market; and/or (vii) notes receivable secured by bank letters of credit;

           (b) Each of the Principal Partnerships has operated at all times in accordance with applicable provisions of the Delaware Revised Uniform Limited Partnership Act, the terms and conditions of their respective partnership agreements, and the statements and representations made in ServiceMaster's December 11, 1991, proxy statement/prospectus;

           (c) Except as required by Section 704(c) of the Code or as the result of a temporary allocation required under
Section 704(b) of the Code (for example, a qualified income offset or a minimum gain chargeback), the aggregate interest of the general partners of the Principal Partnerships in each material item of gain, loss, deduction or credit of each of the Principal Partnerships has been equal to at least 1% of each such item;

           (d) The partnership agreement governing each of the Principal Partnerships has provided, and continues to provide, in accordance with IRS Revenue Procedure 89-12, that upon dissolution of the respective partnership the general partners of that partnership will contribute to the partnership an amount equal to the deficit balance, if any, in their capital accounts; and

           (e)  The general partners of each of the Principal
Partnerships have held their interests in each of the Principal Partnerships for their own account and, in managing each of the Principal Partnerships, have not acted under the direction of or as agents for the limited partners of the Public Partnership.

      If the Managing General Partner were to withdraw as a partner at a time when there is no successor Managing General Partner, or if the successor Managing General Partner could not satisfy the applicable net worth requirement and other restric-tions, then the IRS might attempt to classify one or both of the Principal Partnerships as associations taxable as corporations.

      The general partners and the Principal Partnerships intend to contest any material adverse determination by the IRS classifying either of the Principal Partnerships as an associ-ation taxable as a corporation. Shareholders should be aware that the Principal Partnerships, and hence indirectly the shareholders, may incur substantial legal expenses in the event of such a contest, and there can be no assurance that such a contest would be successful.

      Publicly Traded Partnerships Treated as Corporations. Pursuant to Code Section 7704, a publicly traded partnership (i.e., any partnership if interests in the partnership are traded on an established securities market or are readily tradeable on a secondary market or the substantial equivalent thereof) will generally be treated as a corporation for Federal income tax purposes with respect to taxable years beginning after 1987. However, a partnership which was a publicly traded partnership on December 17, 1987 will not be treated as a corporation under Sec-tion 7704 until the partnership's first taxable year beginning after 1997. This "grandfather status" is lost, however, if the partnership adds a substantial new line of business after December 17, 1987; in that event, the partnership may be treated as a corporation as of the day after the date on which such substantial new line of business is added. The Public
Partnership is a publicly traded partnership for purposes of
Section 7704 but ServiceMaster currently intends to operate its businesses in a manner so as to qualify under this exception to the general rule of Section 7704 and to thereby retain its partnership tax status for Federal income tax purposes for tax years beginning before 1998.

      If the Public Partnership were treated as a corporation under Code Section 7704, shareholders of the Public Partnership would be deemed to exchange their shares in the Public Partner-ship ("Partnership Shares") for stock in a corporation. Such deemed exchange is currently anticipated to be generally tax-free; however, the exchange could result in tax liability for a shareholder of the Public Partnership (i) if the shareholder's tax basis for his or her partnership Shares is less than his or her share of the Principal Partnerships' liabilities (as determined for purposes of Code Section 752); (ii) if the deemed exchange triggers any tax benefit recapture; or (iii) if ServiceMaster's liabilities exceed the tax basis of its assets.
For most shareholders, it is unlikely that Federal income taxes would have to be paid on the deemed exchange.

      After such deemed exchange, shareholders would not be taxable on their allocable shares of the taxable income of the Public Partnership. Instead, distributions from the Public Part-nership would generally be taxable to the shareholders to the same extent as dividends from a corporation. Thus, distributions would be taxable to the shareholders as ordinary income to the extent of the Public Partnership's earnings and profits, and distributions in excess of the Public Partnership's earnings and profits would first reduce the shareholder's basis in his or her shares and would, to the extent in excess of such basis, be taxed as capital gain.

      If the Public Partnership were treated as a corporation under Code Section 7704, the Public Partnership's income, gains, losses, deductions and credits would be reflected on its own tax return and its net income would be taxed at corporate rates (with the top average rate for regular tax currently equal to 35% and the rate for alternative minimum tax equal to 20%).

      The treatment of the Public Partnership as a corporation pursuant to Section 7704 could result in a reduction in the anticipated cash flows and after-tax return to shareholders holding Partnership Shares and could have a negative impact on the value of the Shares.

      In accordance with shareholder approval granted on January 13, 1992, ServiceMaster currently intends to engage in a reincorporating merger on December 31, 1997, immediately prior to the time when Code Section 7704 would otherwise automatically treat the Public Partnership as a corporation for Federal income tax purposes. The reincorporating merger should provide certain benefits which might not be available if ServiceMaster remained in partnership form subject to the application of Code Section 7704. As discussed more fully in ServiceMaster's December 11, 1991 proxy statement/prospectus, no Federal income tax will be imposed on shareholders in the Public Partnership by reason of the reincorporating merger, assuming that Federal income tax laws remain as now constituted and also based on certain factual assumptions

      The board of directors of the Managing General Partner may accelerate the effective date of the reincorporating merger to a date earlier than December 31, 1997 if either changes in tax laws or other developments cause more than 51% of ServiceMaster's income to be subject to corporate income tax prior to 1998 or the board of directors, in its sole discretion, determines that the advantages of such acceleration to ServiceMaster and the holders of a majority of its outstanding shares outweigh the disadvantages. It is possible that acceleration of the effective date of the reincorporating merger could adversely impact some shareholders in the Public Partnership.

      THE DISCUSSION THAT FOLLOWS IS BASED ON THE ASSUMPTION THAT THE PRINCIPAL PARTNERSHIPS ARE NOT CLASSIFIED FOR FEDERAL INCOME TAX PURPOSES AS ASSOCIATIONS TAXABLE AS CORPORATIONS, AND THAT THE PUBLIC PARTNERSHIP IS NOT TREATED AS A CORPORATION PURSUANT TO CODE
SECTION 7704.

Tax Consequences of Partnership Share Ownership

      General. The Public Partnership is not subject to Federal income tax as an entity. Rather, subject to the limitations prescribed in Code Section 469, each partner is required to report on his or her Federal and state income tax returns his or her allocable share of the income, gains, losses, deductions and credits (and, for alternative minimum tax purposes, tax preference items) of the Public Partnership for the taxable year of the Public Partnership ending with or within his or her taxable year and will be taxable directly on his or her allocable share of the Public Partnership's taxable income. The Public Partnership's taxable income includes its allocable share of the income, gains, losses, deductions and credits (and, for alternative minimum tax purposes, tax preference items) of the Principal Subsidiary Partnership which, in turn, includes its allocable share of such items of subsidiary partnerships. The beneficial owners of Partnership Shares are treated as partners of the Public Partnership for Federal income tax purposes. Thus, if Partnership Shares are held by a nominee, the beneficial owner of the Partnership Shares will be taxed on income and loss of the Public Partnership. Subject to the discussion set forth in the next five paragraphs, because shareholders are required to include Public Partnership income in their income for tax purposes without regard to whether they receive cash distributions of that income, shareholders may be liable for Federal income taxes with respect to Public Partnership income even though they have not received cash distributions from the Public Partnership sufficient to pay such taxes. However, throughout the period from January 1, 1987 to December 31, 1993, the Public Partnership's cash distributions to its shareholders have been substantially in excess of the taxes payable in respect of the taxable income allocated to such shareholders. The Public Partnership has no reason to expect that this situation will not continue through the end of the year 1997.

      ServiceMaster SGP Trust. In recognition of the fact that in 1993 (for the first time in the Public Partnership's history) taxable income was likely to exceed cash distributions to many shareholders of the Public Partnership, the Principal Subsidiary Partnership admitted the ServiceMaster T Trust as a special general partner of the Principal Subsidiary Partnership effective January 1, 1993. On September 30, 1993, the ServiceMaster T Trust was replaced by the ServiceMaster A Trust. Each of these trusts is hereinafter referred to as the "SGP Trust". The interest held by the SGP Trust is denominated in the Principal Subsidiary Partnership's partnership agreement as a Class T Partnership Interest. (See Note S, page 16). As stated in such Note, the beneficiaries of the SGP Trust are the limited partners of the Public Partnership as constituted from time to time. On the date on which ServiceMaster converts back to corporate form pursuant to the Reincorporating Merger approved on January 16, 1992, the SGP Trust will be assimilated into ServiceMaster Incorporated of Delaware, the successor corporate holding company for the ServiceMaster enterprise.

      The beneficial interests held by the beneficiaries of the SGP Trust are not assignable or transferable separately, but only by and in connection with the transfer of shares in the Public Partnership Every assignment, sale or transfer of any interest in shares in the Public Partnership prior to the date on which the SGP Trust terminates will include a proportional undivided beneficial interest in the SGP Trust.

      The SGP Trust will receive each year, beginning with the year 1993, an allocation of the amount of the taxable income of the Principal Subsidiary Partnership which exceeds the aggregate cash distributions made by the Public Partnership to its limited partners. The effect of this arrangement is that the cash distributions made by the Principal Partnership to its limited partners will be exactly equal to the taxable income of the Principal Partnership which is directly allocated to its limited partners. The Principal Subsidiary Partnership will make cash distributions to the SGP Trust in the amounts required by the SGP Trust to discharge its federal and state income tax liabilities. The SGP Trust will not receive any other allocations of income or cash distributions.

      The formation of the SGP Trust was not a taxable event to the Principal Partnerships or the shareholders, and the creation of the Class T Partnership Interest was not a taxable event to either the SGP Trust or the Principal Subsidiary Partnership or to the Principal Partnership. The distribution of funds to the SGP Trust by the Principal Subsidiary Partnership will not be a taxable event to either party. The SGP Trust will include in its taxable income its allocable share of the income of the Principal Subsidiary Partnership.

      If the SGP Trust were to distribute its income to its beneficiaries, such distributions would be taxable to the beneficiaries. However, because it is not anticipated that the SGP Trust will make any distributions to its beneficiaries, the shareholders of the Principal Partnership will not recognize any taxable income on account of the establishment of, and allocations to, the SGP Trust.

      Accounting Method and Tax Information. The Public Partnership uses the accrual method of accounting in reporting income and computes income on the basis of a taxable year ending on December 31. The Public Partnership will prepare and furnish to each shareholder of record during any taxable year the information necessary for the preparation of the shareholder's Federal, state and other tax returns required as a result of the operations of the Public Partnership for that year.

      Tax Basis of Partnership Shares. The tax basis of a share-holder in his or her Partnership Shares is significant because (i) basis is used in measuring the gain or loss recognized for tax purposes either upon the receipt of cash distributions from the Public Partnership or upon a partial or complete disposition of Partnership Shares by the shareholder and (ii) a shareholder may deduct his or her allocable share of Public Partnership losses only to the extent of his or her tax basis in his or her shares. See "Tax Consequences of Partnership Share Ownership --Taxation of Partners on Public Partnership Distributions" and "Sale or Other Disposition of Shares." Generally, the initial tax basis of any shareholder in his shares received upon the 1986 reorganization of ServiceMaster (the "1986 Reorganization") was equal to the fair market value of the shares on the date of the 1986 Reorganization and the initial tax basis of any shareholder who purchases Partnership Shares is equal to the amount paid. In either case, a shareholder's tax basis is increased by his or her share (as determined for purposes of Code Section 752) of the Principal Partnerships' liabilities. Any reduction of his or her share of liabilities would reduce a shareholder's basis.
Adjustments to a shareholder's tax basis are made to reflect distributions and the shareholder's allocable share of Public Partnership income and loss.

      Taxation of Partners on Public Partnership Distributions. If the cash distributions to a shareholder by the Public Partner-ship in any year exceed his or her allocable share of the Public Partnership's taxable income for that year, the excess will constitute a return of capital to the shareholder to the extent of the shareholder's basis in his or her Partnership Shares. This situation is expected to occur for shareholders whose taxable income is determined by reference to the Section 754 election (see "Section 754 Election", page 51). A return of capital will not be reportable as taxable income by a shareholder for Federal income tax purposes, but will reduce the tax basis of his or her Partnership Shares. If a shareholder's tax basis were reduced to zero, then any further cash distribution to the shareholder for any year in excess of his or her allocable share of the Public Partnership's taxable income for that year would be taxable to him or her as though it were gain on the sale or exchange of his or her Partnership Shares. All or a portion of such excess cash distribution could be treated as ordinary income as the result of the application of the recapture provisions of the Code. See "Sale or Other Disposition of Shares." A decrease in the shareholder's percentage interest in the Public
Partnership due, for example, to a new Public Partnership offering of shares, will give rise to a deemed cash distribution to the extent the shareholder's share of liabilities (as determined for purposes of Code Section 752) decreases. Such deemed distribution would result in ordinary income pursuant to Code 751(b) to a shareholder (whether or not such deemed distribution exceeds the adjusted basis of the shareholder's Partnership Shares) to the extent that such deemed distribution is treated as an exchange of "unrealized receivables" (including recapture amounts) and "substantially appreciated inventory" (as defined in Code Sections 751(b) and 751(d)) for money. However, when additional shares are issued by the Public Partnership, certain items of income, gain, loss or deduction will be reallocated to reflect the fair market value of the Principal Partnerships' property and such reallocation should minimize or eliminate the recognition of such ordinary income pursuant to Code
Section 751(b). Nevertheless, the IRS may contend that such ordinary income must be recognized by shareholders whose percentage interests have decreased due to an offering of addi-tional shares by the Public Partnership.

      Limitation on Losses. No investor should invest in the Public Partnership with the expectation that an investment in the Public Partnership will result in tax losses that may be applied to offset an investor's income from other sources. To the extent that the Principal Partnerships' operations result in losses for tax purposes in any calendar year, a shareholder generally will be entitled to use his or her allocable share of such losses to the extent of his or her tax basis in his or her Partnership Shares at the end of the year, subject to the limitations prescribed in Code
Section 469.

      Code Section 469 limits a taxpayer's ability to use losses or credits generated by limited partnerships and other business activities in which such taxpayer does not materially participate ("passive activities"). In general, losses from passive activities will not offset earned income (salary and bonus) or portfolio income (interest, dividends and royalties). Such losses will generally only offset income from other passive activities. Similarly, tax credits from passive activities will only reduce income tax attributable to income from passive activities. Losses and credits from a passive activity which cannot be used in a given year are generally carried forward. These deferred losses and credits, if not usable sooner, will generally be allowed in full when the taxpayer disposes of his or her entire interest in the activity.

      Section 469 applies separately to each publicly traded partnership. Thus, passive activity losses and credits attribut-able to a limited partner's interest in a publicly traded partnership (such as the Public Partnership) cannot be applied against the limited partner's other income, even if such income is treated as passive under Section 469. Such losses and credits are suspended and carried forward for applications against income from the publicly traded partnership in future years. Upon a complete disposition of the limited partner's interest in the publicly traded partnership in a fully taxable transaction, any of the limited partner's remaining suspended losses generally may be applied against other income. Income attributable to a limited partner's interest in a publicly traded partnership (such as the Public Partnership) cannot be offset by losses or credits from the limited partner's other passive activities.

      Substantially all of any losses or credits generated by the Public Partnership will likely be subject to the limitations prescribed in Section 469. The limitations prescribed in Section 469 generally apply to individuals, estates, trusts, personal service corporations and, with certain modifications, closely-held corporations.

      Under current law, a partner who is subject to the "at-risk" limitations of Code Section 465 may not deduct his or her allocable share of partnership losses for a taxable year to the extent they exceed the aggregate amount for which he or she is considered to be "at-risk" with respect to the partnership activities giving rise to those losses as of the end of its taxable year in which the losses occur. Because it is not anticipated that the Principal Partnerships will incur losses that exceed either the shareholders' aggregate basis in their Partnership Shares or amounts "at-risk" with respect to the Principal Partnerships' activities, the "at-risk" limitations under current law should generally not affect shareholders adversely.

Federal Income Tax Allocations

      General. In general, items of Principal Partnership income, gain, loss, deduction and credit are allocated for both accounting and Federal income tax purposes in accordance with the percentage interests of the general and limited partners.
However, as discussed in greater detail below, the Managing General Partner is empowered by the limited partnership agreements for the Principal Partnerships (the "Principal Partnership Agreements") to specially allocate various Principal Partnership tax items other than in accordance with percentage interests when, in the judgment of the Managing General Partner, such special allocations are necessary to comply with applicable provisions of the Code and the regulations or, to the extent permissible under the Code and the regulations, to preserve the uniformity of the shares in the Public Partnership, i.e., to ensure that all Partnership Shares will have identical attributes. These allocation provisions will be recognized for Federal income tax purposes if they are considered to have "substantial economic effect" within the meaning of Code
Section 704(b). If any allocation fails to satisfy the "substantial economic effect" requirement, the allocated items will be reallocated among the shareholders based on their respective "interests in the partnership," determined on the basis of all of the relevant facts and circumstances.

      Pursuant to regulations issued under Section 704(b), a partnership allocation will be considered to have "substantial economic effect" if it is determined that the allocation has "economic effect" and the economic effect is "substantial." An allocation to partners (other than an allocation of loss, deduction or certain other items attributable to nonrecourse liabilities ("nonrecourse deductions")) will be considered to have "economic effect" if (i) the partnership maintains capital accounts in accordance with specific rules set forth in the regulations and the allocation is reflected through an increase or decrease in the partners' capital accounts, (ii) liquidating distributions are required to be made in accordance with the partners' respective positive capital account balances by the end of the taxable year (or, if later, within 90 days after the date of liquidation), and
(iii) any partner with a deficit in his or her capital account following the distribution of liquidation proceeds would be unconditionally required to restore the amount of such deficit to the partnership. If the first two of these requirements are met but the partner to whom an allocation is made is not obligated to restore the full amount of any deficit balance in his or her capital account, the allocation still will be considered to have "economic effect" to the extent the allocation does not cause or increase a deficit balance in the partner's capital account (determined after reducing that account for certain "expected" adjustments, allocations, and distributions specified by the regulations) if the partnership agreement contains a "qualified income offset" provision. A qualified income offset requires that in the event of any unex-pected distribution (or specified adjustments or allocations) to a partner that results in a deficit balance in such partner's capital account, there must be an allocation of income or gain to the distributee that eliminates the resulting capital account deficit as quickly as possible.

      In order for the "economic effect" of an allocation to be considered "substantial," the regulations require that the allocation must have a "reasonable possibility" of "substantially" affecting the dollar amounts to be received by the partners, independent of tax consequences. The regulations provide that the "economic effect" of an allocation will be presumed to be insubstantial if it merely shifts tax consequences within a partnership taxable year or is transitory, i.e., likely to be offset by other allocations in subsequent taxable years. The regulations state, however, that adjustments to the tax basis in property will be presumed to be matched by corresponding changes in the fair market value of the property. Thus, the regulations conclude that there will not be a strong likelihood that an allocation of deductions attributable to depreciation will be transitory due to a provision for a subsequent corresponding allocation of gain attributable to the disposition of that property.

      In addition to the regulations described above, the Treasury has issued regulations which address the effect of nonrecourse liabilities upon partnership allocations. Under the regulations, if (i) the partnership maintains capital accounts in accordance with specific rules set forth in the regulations and allocations are reflected through an increase or decrease in partners'capital accounts and (ii) liquidating distributions are required to be made in accordance with partners' respective positive capital account balances by the end of the taxable year (or, if later, within 90 days after the date of liquidation), then a partner may be allocated nonrecourse deductions that cause his or her capital account to fall below zero, provided (among other requirements) that the deficit produced by the allocation is not in excess of the minimum gain that would be allocated to the partner in the event the partnership property securing the nonrecourse liability were disposed of in a taxable transaction in full satisfaction of such liability. The regulations further provide that in the event there is a decrease in such partnership's minimum gain for a partnership taxable year, the partners must be allocated items of partnership income and gain for such year (and, if necessary, for subsequent years) in proportion to, and to the extent of, an amount equal to such partner's share of the net decrease in partnership minimum gain during such year.

      The Principal Partnership Agreements provide that a capital account is to be maintained for each partner, that the capital accounts are to be maintained in accordance with applicable prin-ciples set forth in the regulations, and that all allocations to a partner are to be reflected in the partner's capital account. In addition, distributions upon liquidation of the Principal Partnerships are to be made in accordance with respective capital account balances. The Principal Partnership Agreements do not require the limited partners to restore any deficit balance in their capital accounts upon liquidation of the Principal Partnerships. However, the Principal Partnership Agreements contain a "minimum gain" allocation for nonrecourse deductions and a "qualified income offset" provision. Pursuant to the Principal Partnership Agreements, tax income and gain will be allocated in a manner consistent with the book income and gain allocations associated with the minimum gain and qualified income offset provisions.

      The manner of allocation of items of income, gain, loss, deduction and credit for both book and Federal income tax purposes is set forth in the Principal Partnership Agreements. In general, the Principal Partnerships' income, gains, losses, deductions and credits are allocated pursuant to the Principal Partnership Agreements among the partners pro rata in accordance with their percentage interests, except that the allocation of taxable income of the Principal Subsidiary Partnership to the ServiceMaster SGP Trust is determined in the manner described above and in Note S, page 25. The Principal Partnership Agreements contain special allocations of book income and gain for the qualified income offset and minimum gain provisions (discussed above) and special allocations of income and deduction to preserve the uniformity of shares. The Principal Partnership Agreements further provide exceptions to the pro rata allocations for Federal income tax purposes of (i) income, gain, loss and deductions attributable to properties contributed to the Principal Partnerships in exchange for shares ("Contributed Property"), (ii) income, gain, loss and deductions attributable to the Principal Partnerships' properties where the Principal Partnerships have adjusted the book value of such properties upon the Public Partnership's issuance of additional shares to reflect unrealized appreciation or depreciation in value from the later of the Principal Partnerships' acquisition date for such properties or the latest date of a prior issuance of shares ("Adjusted Property"),
(iii) curative allocations of gross income and deductions to preserve the uniformity of shares issued or sold from time to time,
(iv) recapture income resulting from the sale or disposition of Principal Subsidiary Partnership assets ("Recapture Income"), (v) income and gain in a manner consistent with the allocation of book income and gain pursuant to a qualified income offset, and (vi) income and gain attributable to nonrecourse debt in a manner consistent with the allocation of book income and gain under a minimum gain provision.

      With respect to property contributed by a shareholder to the Principal Partnerships, the Principal Partnership Agreements provide that, for Federal income tax purposes, partnership income, gain, loss and deductions shall first be allocated among the partners in a manner consistent with Code Section 704(c). In addition, the Principal Partnership Agreements provide that partnership income, gain, loss and deductions attributable to Adjusted Property shall be allocated for Federal income tax purposes in accordance with Section 704(c) principles. Pursuant to
Section 704(c), items of partnership income, gain, loss and deduction with respect to Contributed Property are to be shared among the partners pursuant to regulations not yet adopted so as to take account of the differences between the Principal
Subsidiary Partnership's basis for the property and the fair market value of the property at the time of the contribution (i.e., a Book-Tax Disparity).

      The IRS has issued proposed regulations under Section 704(c) which provide that these allocations of partnership income, gain, loss and deduction to account for the Book-Tax Disparity can be made by any reasonable method. The proposed regulations set forth three non-exclusive allocation methods which are generally considered to be reasonable.

      Because regulations have not been issued in final form under
Section 704(c), it is not clear whether allocations made pursuant to the Principal Partnership Agreements will be respected for Federal income tax purposes.

      As discussed below, the Code Section 754 election permits an adjustment in the basis in the assets of the Principal
Subsidiary Partnerships and subsidiary partnerships pursuant to Code Section 743(b) to reflect the price at which Partnership Shares are purchased from a shareholder as if such purchaser had acquired a direct interest in such assets. See "Section 754 Election." Such Section 743(b) adjustment is attributed solely to such purchaser of shares and is not added to the bases of the assets of the Principal Subsidiary Partnership and subsidiary partnerships associated with all of the shareholders ("common bases"). With respect to Section 743(b) adjustments, proposed regulations relating to ACRS depreciation appear to require the acquiring partner to use a depreciation method and useful life for the increase in basis which is different from the method and useful life generally used to depreciate the Public Partnership's common bases in the assets of the Principal Subsidiary
Partnerships and subsidiary partnerships.

      The Managing General Partner has the authority under the Principal Partnership Agreements to specially allocate items of income and deductions in a manner that will preserve the uniformity among all shares, so long as such allocations are consistent with and supportable under the principles of Code
Section 704. The Managing General Partner may use a "depreciation convention method" or any other convention to preserve the uniformity of shares. If no allowable or workable convention is available to preserve the uniformity of Partnership Shares or the Managing General Partner in its discretion so elects, the Partnership Shares may be separately identified as distinct classes to reflect differences in tax consequences. The Managing General Partner has adopted conventions and allocations to achieve uniformity among all Partnership Shares.

      The Principal Partnership Agreements also require that gain from the sale of Principal Subsidiary Partnership properties, to the extent characterized as Recapture Income, be allocated (to the extent such allocation does not alter the allocation of gain otherwise provided for in the Principal Partnership Agreements) among the partners (or their successors) in the same manner in which such partners were allocated the deductions giving rise to such Recapture Income.

      The Section 704(b) regulations and Sections 1.1245-1(e) and 1.1250-1(f) of the regulations tend to support a special allocation of Recapture Income. However, such regulations do not specifically address a special allocation based on the allocation of the deductions giving rise to such Recapture Income as stated in the Principal Partnership Agreements. Therefore, it is not clear that the allocation of Recapture Income will be given effect for Federal income tax purposes. If it is not, such Recapture Income will be allocated to all shareholders and the general partners.

      Transferor/Transferee Allocations. The Principal Part-nerships will allocate their taxable income and losses among the shareholders of record in proportion to the number of Partnership Shares owned by them based on the number of months during the year for which each shareholder was record owner of the shares. The Principal Partnerships' taxable income and loss allocable to each month will be determined by allocating such income or loss pro rata to each month in the year. With respect to any Partnership Share that is transferred during any calendar month, the Principal Partnerships will treat a shareholder who becomes the record owner of such share on or before the close of business on the fifteenth day of the month as having been the owner of such share for the entire month if he or she holds such share for the remainder of such month. Conversely, a shareholder who becomes the record owner of a Partnership Share during such month but after the fifteenth day of a calendar month will be allocated the taxable income and losses attributable to the second half of such month if he or she holds such share for the remainder of such month.

      Code Section 706 generally requires that items of partnership income and deduction be allocated among transferors and transferees of partnership interests (as well as among partners whose interests otherwise vary during a taxable period) on a daily basis among the partners who own interests on the end of each such day. The Principal Partnerships' proposed allocation method will not literally comply with this requirement. However, the legislative history indicates that monthly and semi-monthly conventions may be permitted in normal situations. This issue may be clarified by regulations. The floor debates in connection with the enactment of the Deficit Reduction Act of 1984 (the "1984 Act") reflect that Congress intended that any regulations limiting the use of conventions under the 1984 Act provisions would apply only on a prospective basis.

      If the "mid-month" convention to be used by the Principal Partnerships were not permitted by the regulations ultimately adopted, then the IRS might contend that taxable income (or losses) of the Principal Partnerships must be allocated among the shareholders in a manner different from that presently contemplated (for example, on a daily basis). In that event, the respective tax liabilities of the shareholders might be adjusted, and some shareholders might be allocated additional income. The Principal Partnership Agreements authorize the Managing General Partner to revise the Principal Partnerships' method of allocating income and loss between transferor and transferee, as well as among shareholders whose interests otherwise vary during a taxable period, in order to comply with any regulations or rulings ultimately adopted.

Depreciation; Amortization; Recapture

      General. The Principal Partnerships claim depreciation, cost recovery and amortization deductions with respect to the purchase price (or other tax basis) of the various properties of the Principal Partnerships and subsidiary partnerships and related improvements to the extent permitted by the applicable Code provisions. Land is not subject to depreciation, cost recovery or amortization deductions.

      As a general rule, if an intangible asset has a determinable useful life, then the cost of the asset may be amortized over that useful life using a straight-line method. If, however, the useful life of an intangible asset is not determinable, then the cost of the intangible asset may not be amortized or deducted.

      Various components of the Principal Partnerships' properties fall into each of the categories discussed in the preceding paragraphs. A portion of the cost of certain Principal Partnership properties is allocable to (i) nondepreciable, nonamortizable land, (ii) tangible property, some of which is real property (i.e., buildings and structural components) or tangible personal property that may qualify for depreciation deductions, and
(iii) intangible property that may or may not qualify for amortization.

      As part of the Revenue Reconciliation Act of 1993, Congress enacted Code Section 197. This section allows for the amortization of certain intangibles over a 15-year period. This 15-year amortization period must be used even if the intangible asset has a useful life of less than 15 years. The types of intangible assets covered by Code Section 197 include goodwill, going concern value, work force in place, licenses, permits, covenants not to compete, franchises, trademarks, trade names, customer-based intangible assets (e.g., favorable sale contracts ) and supplier-based intangible assets (e.g., favorable supply contracts). Interests in partnerships are specifically excluded from Code Section 197, among other types of intangible assets.
Code Section 197 applies to intangible assets acquired after August 10, 1993 unless an election is made to apply Code Section 197 retroactively starting after July 25, 1991.

      The Principal Partnerships will elect to have the provisions of Code Section 197 apply retroactively to an increase in basis for property acquired by the Principal Partnerships after that date. This election can be expected to increase the amount of intangible amortization of the Principal Partnerships.

      For shareholders who purchased shares in the Public
Partnership after July 25, 1991, the amortization on the intangible assets acquired by the Principal Partnerships before July 26, 1991 allowed by Section 197 will apply only to the increase in basis resulting from the Code Section 754 election. In other words, no amortization under Code Section 197 will be allowed on the Principal Partnerships' original basis in intangible assets, unless those assets were acquired by the Principal Partnerships after July 25, 1991.

      With respect to bases adjustments for partners resulting from the Section 754 election, in March 1994, the IRS issued proposed and temporary regulations which, among other things, provided a procedure by which a taxpayer who purchased shares of a partnership during the period July 25, 1991 to August 10, 1993 and in respect of which a Section 754 election was in effect (which is true for the Public Partnership's shares) may elect to apply retroactively the provisions of Code Section 197. However, the regulations as initially issued may effectively prevent shareholders of publicly traded partnerships (such as the Parent Partnership) from making the election. Whether such regulations will become final as initially written, and whether such regulations are entirely valid in the form originally issued, were matters which were not clear as of the date of this Form 10-K.

      Deductions for depreciation, cost recovery and amortization claimed by the Principal Partnerships with respect to assets of the Principal Partnerships and subsidiary partnerships reduce the partnerships' adjusted basis for the properties, thereby increasing the potential gain (or decreasing the potential loss) to the Principal Partnerships upon the ultimate disposition of the properties. These deductions also have the effect of reducing the shareholders' adjusted basis for their Partnership Shares (by reducing taxable income or increasing tax losses), thereby affecting the potential gain or loss to be realized upon a subsequent sale of the shares. See "Sale or Other Disposition of Shares."

Sale or Other Disposition of Shares

      General. In the event of a sale or disposition of Part-nership Shares, a shareholder will recognize gain or loss, as the case may be, on the disposition in an amount equal to the differ-ence between the amount realized by the shareholder on the dispo-sition and his adjusted tax basis for his Partnership Shares. See "Tax Consequences of Partnership Share Ownership" -- "Tax Basis of Partnership Shares." For these purposes, a shareholder's share (as determined for purposes of Code Section 752) of any Principal Partnership indebtedness attributable to the transferred Part-nership Shares will be included in the amount realized on the disposition.

      Generally, under current law, gain recognized by a share-holder on the sale or exchange of shares that have been held for more than twelve months will be taxable as long-term capital gain, taxable at a maximum rate of 28% in the case of taxpayers other than corporations. However, that portion of the gain attributable to "substantially appreciated inventory items" and "unrealized receivables" of the Principal Partnerships, as those terms are defined in the Code, will be treated as ordinary income. Ordinary income attributable to unrealized receivables and inventory items may exceed the net taxable gain realized upon the sale and may be recognized even if there is a net tax loss realized upon the sale. "Unrealized receivables" include, among other things, the shareholder's proportionate share of the amounts that would be recaptured as ordinary income if the Principal Partnerships were to have sold their assets at fair market value at the time the shareholder transferred his shares. See "Depreciation; ACRS; Amortization; Recapture" -- "Recapture." Any loss recognized upon the sale of shares generally will be treated as a capital loss.

      A shareholder will not ordinarily recognize any gain or loss upon making a gift of Partnership Shares. However, a shareholder making a gift of Partnership Shares more likely than not will include as an amount realized the share (as determined for purposes of Code Section 752) of any of the Partnerships' indebt-edness allocable to the transferred Partnership Shares. See "Tax Consequences of Partnership Share Ownership" -- "Tax Basis of Partnership Shares," such shareholder would therefore recognize gain (but not loss) on making a gift of Partnership Shares if the shareholder's basis had declined so that it were less than such amount deemed realized. In the case of a deductible gift to a charitable organization the donor's basis is apportioned between the value deemed contributed and the deemed sale price. Any gain recognized more likely than not would be subject to the same rules (described above) which apply to gain recognized on a sale of a Partnership Share, so that some portion could be treated as ordinary income.

      The IRS has ruled that a partner must maintain an aggregate adjusted tax basis in his entire partnership interest (consisting of all interests in a given partnership acquired in separate transactions). Upon the sale of a portion of such aggregate interest, such partner would be required to allocate his aggregate tax basis between the portion of the interest sold and the portion of the interest retained according to some equitable apportionment method. (The IRS ruling requires that the apportionment be based on the relative fair market values of such interests on the date of sale.) This requirement, if applicable to the Public Partnership, effectively would preclude a shareholder owning shares that were purchased at different prices on different dates from controlling the timing of the recognition of the inherent gain or loss in his shares by selecting the specific shares that he will sell. However, the application of this ruling in the context of a publicly traded limited partnership such as the Public Partnership is not clear. The ruling does not address whether this aggregation requirement, if applicable, results in the tacking of the holding period of older shares onto the holding period of more recently acquired shares.

      Transferor/Transferee Allocations. The manner in which the Principal Partnerships intend to allocate their taxable income and losses between transferors and transferees of shares is described above under "Federal Income Tax Allocations" -- "Transferor/Transferee Allocations." Shareholders contemplating a transfer of shares should note that cash distributions to which they are entitled may not correspond to the Principal Partnerships' taxable income and loss which shall be allocated between the transferor and transferee of such shares.

      Information Return Filing Requirements. Any shareholder who sells or exchanges a share at a time when the Principal Part-nerships have unrealized receivables (including certain recapture items) or substantially appreciated inventory generally will be required to notify the Public Partnership of such transaction within 30 days of the transaction (or if earlier by January 5 of the calendar year following the calendar year in which the trans-action occurs). The notification is required to include (i) the name and address of the transferor shareholder and the transferee; (ii) the taxpayer identification number of the transferor shareholder and, if known, of the transferee; and (iii) the date of the sale or exchange. Any transferor of a share who fails so to notify the Public Partnership may be subject to a $50 penalty for each such failure.

      In addition, the Public Partnership is required to notify the IRS of any sale or exchange (of which the Public Partnership has notice) of a share and to report to the IRS the name, address, and taxpayer identification number of the transferee and the transferor who were parties to such transaction and of the Public Partnership, the date of the transaction and any additional information required by the applicable information return or its instructions. The Public Partnership also must provide this information to the transferor and the transferee. If the Public Partnership fails to furnish the required information to the IRS, the Public Partnership may be subject to a penalty of up to $50 per failure, up to an annual maximum penalty of $250,000, unless the failure is due to an intentional disregard of the requirement, in which ease a penalty of $100 per failure or if greater, 5% of the amount required to be reported, would apply, without limit. Penalties could also be asserted against the Public Partnership if it fails to furnish the required information to the transferor and the transferee.

      Any person who directly or indirectly holds an interest in the Public Partnership as a nominee on behalf of another person during a Public Partnership taxable year must furnish the Public Partnership with a written statement for such taxable year iden-tifying the name, address and taxpayer identification number of the nominee and such other person and providing information regarding acquisitions and transfers of Partnership Shares (including information regarding acquisition cost and net sale proceeds) made by the nominee on behalf of such other person during such taxable year.

Section 754 Election

      Effect of the Election. The Principal Partnerships have made and expect to continue to make the election permitted by Section 754 of the Code which allows adjustments to the basis of partnership property under Section 743 of the Code upon certain transfers of a partnership interest. Such election, once made, is irrevocable absent the consent of the IRS. The general effect of such an election upon a transfer of shares is to permit the purchaser of such shares to adjust the basis of the Principal Partnerships' properties for purposes of his tax return to reflect the price at which his shares are purchased, as if such purchaser had acquired a direct interest in the Principal Partnerships' assets.

      Effect of the Interplay Between the Section 754 Election,
Section 197 and the SGP Trust. As discussed on pages 69 - 70, the existence of the SGP Trust means that the taxable income of ServiceMaster Limited Partnership as allocated to each of its shareholders will not be greater than the cash distributions made to that shareholder. For many shareholders, however, taxable income will be less than their cash distributions due to the effect of the Section 754 election. The principal effect of the Section 754 election is to cause the calculation of a partner's share of taxable income to reflect amortization and depreciation deductions which are determined by using a higher basis (reflecting the partner's purchase price) in the underlying assets than the partnership's own internal, historical basis for those assets. In this connection, the provision in the Revenue Reconciliation Act of 1993 which permits the amortization of intangible assets over a 15-year period has important consequences to those persons who purchased ServiceMaster shares on July 25, 1991 or thereafter. If their purchase price for such shares is at least $22 per share ($33 per share before the June 7, 1993 3-for-2 share split), their proportionate interest in the assets of ServiceMaster, including goodwill and other intangible assets on which amortization is now being taken over a 15-year period, will cause the calculation of their share of ServiceMaster's taxable income to include deductions which are expected to leave such persons with an allocation of no taxable income on such ServiceMaster shares or with negative taxable income on those shares. (If a limited partner is allocated negative taxable income on his or her ServiceMaster shares, it can be used to offset a like amount of positive taxable income on other ServiceMaster shares or gain upon the sale of ServiceMaster shares; however, it can not be used to offset taxable income from other sources). Under these circumstances, cash distributions on such shares will decrease the tax basis of those shares by the amount of cash distributed and without an offset increase in basis attributable to the allocation of taxable income to those shares. Accordingly, the amount of gain realized upon a taxable disposition of the shares will be greater than would be the case if the Section 754 election had not been made.

      Tax exempt organization such as pension plans, profit sharing plans, IRAs, Keoghs, private foundations and other charitable organizations will benefit from the interplay among the
Section 754 election, the SGP Trust and the amortization of intangibles in another way. Such entities are subject to the unrelated business income tax on their share of the taxable income of a publicly traded partnership (such as ServiceMaster). However, since their ServiceMaster taxable income is expected to be zero or less (for the reasons discussed above), such entities should not be subject to any unrelated business income tax liability.

      Other Section 754-Related Matters. If a shareholder's adjusted basis in his or her Partnership Shares is less than his or her proportionate share of adjusted basis of the Principal Partnerships' property at the time of acquisition of such Partnership Shares, such shareholder's share of adjusted basis of the Principal Partnerships' property must be reduced to equal his or her basis in the Partnership Shares, resulting in adverse con-sequences to such shareholder.

      A proper allocation of the adjustment among the various assets deemed purchased for purposes of Section 743(b) requires a determination of the relative value of the Principal Partnerships' assets at such time. The IRS may challenge any such allocations.

      The Public Partnership calculates the basis adjustments for purchasers of its shares. For basis adjustments relating to new Code section 197 (see Depreciation; Amortization; Recapture) the Public Partnership will not provide amended K-1s to its shareholders but will provide the necessary information to the shareholders upon request. The rules governing basis adjustments under Section 743(b) and 754 of the Code are very complex and are made more complex by the interaction of various tax rules governing the allocation of the Public Partnership's items of income, gain, loss and deduction. Interpretation and application of the rules in some cases is uncertain because of the lack of precedents. Reference is made to the discussion under "Depreciation; Amortization; Recapture" for information on the ability of partners of the Public Partnership to apply Section 157 retroactively to purchases of shares during the period July 25, 1991 to August 10, 1993.

      Should the IRS require a different basis adjustment to be made, and should, in the Corporate General Partner's opinion, the expense of compliance exceed the benefit of the election, the Corporate General Partner may seek permission from the IRS to revoke the Section 754 elections for the Principal Partnerships. If such permission is granted, a purchaser of Partnership Shares probably will incur increased tax liability.

Termination of the Principal Partnerships for Tax Purposes

      Code Section 708 provides that if 50% or more of the capital and profits interests in a partnership are sold or exchanged within a single 12-month period, the partnership will be considered to have terminated for tax purposes. Because of the structure of the Principal Partnerships, it is likely that a Code
Section 708 termination of the Public Partnership would result in a Code Section 708 termination of the Principal Subsidiary Part-nership as well. In view of the fact that Partnership Shares will be publicly traded, it is possible that shares representing 50% or more of the Public Partnership's capital and profits interests might be sold or exchanged within a single 12-month period. However, a share that changes hands several times during a 12-month period would only be counted once for purposes of determining whether a termination has occurred. If the Principal Partnerships should terminate for tax purposes, they would be deemed to have distributed their assets to their partners, who would then be deemed to have contributed the assets to new partnerships. The Principal Partnerships would have a new basis in their non-cash assets equal to the aggregate basis of the shareholders in their Partnership Shares prior to the termination plus any gain recognized by the shareholders in the termination, less any cash deemed distributed to the shareholders in connection with the termination. Accordingly, if the basis of the shareholders in their Partnership Shares is more or less than the Principal Partnerships' aggregate basis in their assets immediately prior to the termination, the Principal Partnerships' basis in their non-cash assets following the termination might have to be reallocated among those assets to reflect the relative fair market values of those assets at the time of termination. Such a reallocation may be favorable or unfavorable, depending on the circumstances.

      Generally, a shareholder would not recognize any taxable gain or loss as a result of the deemed pro rata distribution of Principal Partnership assets incident to a termination of the Principal Partnerships. A shareholder, however, would recognize gain to the extent, if any, that the shareholder's pro rata share of the Principal Partnerships' cash (and the reduction, if any in the shareholder's share of the Principal Partnerships' indebtedness as determined for purposes of Code Section 752) at the date of termination exceeded the adjusted tax basis of his Partnership Shares. Also, the Principal Partnerships' taxable years would terminate. If the shareholder's taxable year were other than the calendar year, the inclusion of more than one year of the Principal Partnerships' income in a single taxable year of the shareholder could result. Also, new tax elections would be required to be made by the reconstituted partnerships. Finally a termination of the Principal Partnerships may cause the Principal Partnerships or their assets to become subject to unfavorable statutory or regulatory changes enacted prior to the termination but previously not applicable to the Principal Partnerships or their assets because of protective "transitional" rules.
However, a constructive termination under Code Section 708 should not cause the Partnership to lose the benefits of the up-to-10-year grace period during which the application of new Code
Section 7704 is postponed. See "Tax Status of the Partnerships"- "Publicly Traded Partnerships Treated as Corporations."

      In order to preserve maximum liquidity for the Partnership
Shares, the Public Partnership has not adopted procedures designed to prevent a deemed termination of the Principal
Partnerships from occurring.

      An actual dissolution of the Principal Partnerships will result in the distribution to the shareholders of record of any assets remaining after payment of, or provision for, the Principal Partnerships' debts and liabilities. To the extent that a shareholder is deemed to receive money (including any reduction in his share of Principal Partnership liabilities as determined for purposes of Code Section 752) in excess of the basis of his Partnership Shares, such excess generally will be taxed as a capital gain, except to the extent of any unrealized receivables or substantially appreciated inventory items, as described above. See "Sale or Other Disposition of Shares." A shareholder will recognize a loss upon dissolution only if the liquidating distribution consists solely of cash, or of cash and unrealized receivables and appreciated inventory items, and then only to the extent that the adjusted basis of his Partnership Shares exceeds the amount of money received and his basis in such unrealized receivables and inventory items.

Minimum Tax on Tax Preference Items

      For noncorporate taxpayers, the alternative minimum tax is imposed on the excess of alternative minimum taxable income ("AMTI") over the exemption amount. If this excess is less than or equal to $175,000, the alternative minimum tax is imposed at a rate of 26% if such excess is greater than $175,000. The exemption amount is reduced (though not below zero) by 25% of the amount by which AMTI exceeds $150,000 for married taxpayers filing jointly, $112,500 for single taxpayers, and $75,000 for estates, trusts, and married taxpayers filing separately.

      For corporate taxpayers, the alternative minimum tax is imposed at the rate of 20% on the excess of the corporation's AMTI over the $40,000 exemption amount. The exemption amount is reduced (but not below zero) by 25% of the amount by which AMTI exceeds $150,000. As in the case of noncorporate taxpayers, corporations are liable for alternative minimum tax only to the extent the tax exceeds regular Federal income tax liability (with certain adjustments) for the taxable year.

      Both corporate and noncorporate shareholders must take into account in determining AMTI their respective shares of tax preference items generated by the Principal Partnerships' opera-tions including: (i) for most tangible property that the Principal Partnerships place in service after 1986, both corporate and noncorporate shareholders must essentially treat as a preference item their respective shares of the excess of any accelerated depreciation deductions taken by the Principal Partnerships over the deductions that would have been allowed under a new alternative depreciation system; (ii) if the Principal Partnerships sell inventory or similar dealer property, all shareholders will be prohibited from using the installment method in computing their allocable shares of gain on the sale for AMTI purposes; (iii) to the extent the Principal Partnerships receive tax-exempt interest income from certain sources, all shareholders must treat such income as a preference item; and (iv) for a shareholder that is an individual, estate, trust, closely-held C corporation, or personal service corporation, net losses generated by the Principal Partnerships in any taxable year might not be deductible for minimum tax (or regular tax) purposes unless the shareholder materially participates in the activities of the Principal Partnerships.

      Although these rules are applicable to the shareholders of the Public Partnership, in fact the Public Partnership has had no preference items since inception and does not anticipate generating any preference items in the future.

Investment Interest

      Each individual shareholder's distributive share of the Public Partnership's portfolio income (i.e., income from interest, dividends, annuities and royalties not derived in the ordinary course of a trade or business) will be treated as investment income under Code Section 163(d) and may be offset by the shareholder's investment interest expense. Code section 163(d) has been amended to exclude capital gains on the disposition of investment property from the computation of investment income unless a shareholder elects to include such gains in his or her taxable income at ordinary rates. A portion of the interest incurred by a shareholder to finance the acquisition of Partnership Shares will generally be treated as investment interest expense if the Principal Partnerships hold investment property.

      The IRS has announced that forthcoming Regulations will also treat an individual shareholder's net passive income from a publicly traded partnership (such as the Public Partnership) as investment income under Code Section 163(d). Accordingly, the amount of an individual shareholder's net passive income if any from the Public Partnership will be treated as investment income for purposes of Code Section 163(d). For this purpose, the computation of the amount of a shareholder's net passive income from the Public Partnership will take into account any passive activity deductions attributable to expenses of the shareholder that are incurred outside the Public Partnership and are properly allocable to the interest in passive activities that the share-holder holds through Partnership Shares. Thus, the amount of a shareholder's net passive income, if any, from the Public Part-nership generally will be reduced on account of a portion of any interest incurred by the shareholder to finance the acquisition of Partnership Shares.

      Noncorporate shareholders are urged to consult their tax advisors with regard to the specific effect that limitations on the deduction of investment interest would have on their investment in the Public Partnership.

Tax-Exempt Entities, Individual Retirement Accounts and
Regulated Investment Companies

      Unrelated Business Taxable Income. Tax-exempt entities (including IRAs and trusts that hold assets of employee benefit or retirement plans) are subject to tax on certain income derived from a business regularly carried on by the entity that is unre-lated to its exempt activities (i.e., "unrelated business taxable income" ("UBTI")). It is anticipated that nearly all of any tax-exempt entity's share (whether or not distributed) of the Principal Partnerships' gross income will be treated as gross income from an unrelated business, and the tax-exempt entity's share of nearly all of the Principal Partnerships' deductions will be allowed in computing the tax-exempt entity's UBTI.

      Tax-exempt shareholders other than those who benefit from the interplay between the Section 754 Election, Section 197 and the SGP Trust as described on pages 51 and 52 would be subject to tax on any UBTI to the extent that the sum of such UBTI (i.e., gross income net of deductions), if any, from their Partnership Shares and from other sources were to exceed $1,000 in any particular year. Moreover, even if their UBTI does not exceed $1,000 so that tax-exempt shareholders do not incur a Federal income tax liability, they nevertheless will be required to file income tax returns if their gross income included in computing such UBTI is $1,000 or more for any tax year.

      Investment Company Income. For purposes of determining whether a shareholder is a regulated investment company (within the meaning of Code Section 851), the shareholder's income derived from the Principal Partnerships will be treated as income from dividends, interest and gains from the sale or other disposition of securities only to the extent the shareholder's income is attributable to such dividends, interest and gains realized by the Principal Partnerships.

Administrative Matters

      Information to Shareholders and Assignees. In addition to the required Schedule K1 to be furnished by the Public Part-nership to holders of Partnership Shares during a particular taxable year, the Public Partnership intends to furnish detailed instructions and explanations advising recipients of the Schedule K1 as to how to fill out their own income tax returns. The information will be provided within 90 days after the end of the Public Partnership's taxable year.

      Partnership Tax Returns and Possible Audit. Although a partnership is not required to pay any Federal income tax, tax audits are conducted, and the tax treatment of partnership income, loss, deduction and credit is determined, at the partnership level in a unified proceeding.

      In audits of partnerships, the IRS ordinarily will provide notice of the commencement of administrative proceedings and final adjustment only to each partner with an interest in profits of 1% or more. The Corporate General Partner is designated the "tax matters partner" ("TMP") to receive notice on behalf of and to provide notice to those shareholders with interests of less than 1% in the Public Partnership ("non-notice shareholders"). The TMP may extend the statutory period of limitations for assessment of adjustments attributable to "partnership items" for all shareholders and may enter into a binding settlement on behalf of non-notice shareholders, except for any group of such shareholders with an aggregate interest of 5% or more in Public Partnership profits that elects to form a separate notice group or shareholders who otherwise properly notify the IRS that the TMP is not authorized to act on their behalf. If the IRS and the TMP fail to settle an audit proceeding, then the TMP may choose to litigate the matter. In that event, the TMP would select the court in which such litigation would occur (including, perhaps, a court where prepayment of the tax may be required). All shareholders would have the right to participate in such litigation and, regardless of participation, would be bound by the outcome of the litigation. Because shareholders will be affected by the outcome of any administrative or court proceedings with respect to both the Public Partnership and the Principal Subsidiary Partnership, the Corporate General Partner intends to provide shareholders with appropriate notices of Federal income tax proceedings with respect to both Principal Partnerships.

      Shareholders will be required to treat Public Partnership items on their individual returns in a manner consistent with the treatment of those items on the Public Partnership's return, unless the shareholders file with the IRS a statement identifying the inconsistency. Examination of the Principal Partnerships' tax returns could result in an adjustment to the tax liability of a shareholder without any examination of the shareholder's tax return. In addition, any such audit could result in an audit of a shareholder's entire tax return and in adjustments to non-partnership related items on that return.

      Tax Shelter Registration. The Code requires a tax shelter organizer to register a "tax shelter" with the IRS by the first date on which interests in the tax shelter are offered for sale. Such registration does not indicate approval by the IRS and could result in an audit. The registration provisions require the tax shelter organizer to maintain a list containing information on each investor, would require the shareholders to report the Public Partnership's tax registration number on their separate Federal income tax returns, and would require the Public Partnership to maintain a list of each person to whom it transfers an interest in a "tax shelter." Penalties may be imposed if registration is required and not made. A "tax shelter" for purposes of the registration requirement is one in which a person could reasonably infer, from the representations made in connection with any offer for sale of any interest in the investment, that the "tax shelter ratio" for any investor may be greater than two to one as of the close of any of the first five years ending after the date on which the investment is offered for sale. The term "tax shelter ratio" is the ratio that the aggregate amount of gross deductions plus 350% of the credits that are potentially allowable to an investor bears to the partner's investment base for the year.

      The Public Partnership has not been registered as a "tax shelter" because it expects that no shareholder's tax shelter ratio will exceed two to one.

      Accuracy-Related Penalties. The Code provides for a penalty to be assessed in the event of a tax underpayment attributable to a substantial overstatement of the value or adjusted basis of property claimed on a tax return. This penalty will apply if (i) the claimed value or adjusted basis of the property equals or exceeds 200% of the correct value or adjusted basis, and (ii) the amount of the tax underpayment for the taxable year attributable to substantial valuation overstatements exceeds $5,000 ($10,000 in the case of a corporation other than an S corporation or a personal holding company). The amount of the penalty generally is 20% of the tax underpayment attributable to substantial valuation overstatements where the claimed value or adjusted basis is less than 400% of the correct value of adjusted basis, and 40% of the tax underpayment attributable to substantial valuation overstatements where the claimed value or adjusted basis equals or exceeds 400% of the correct value or adjusted basis. The penalty will likely be potentially applicable to partners in cases where the partnership has made a substantial valuation overstatement. The penalty generally will not apply with respect to any portion of a tax underpayment attributable to a substantial valuation overstatement (with respect to property other than charitable deduction property) if it is shown that there was a reasonable cause for such portion and that the taxpayer acted in good faith with respect to such portion.

      The IRS might contend that the portion of the Principal Partnerships' basis allocated to certain customer contracts of the properties exceeds the correct fair market value of those elements and therefore that the adjusted basis used by the Principal Partnerships for calculating deductions with respect to those elements of the properties constitutes substantial valuation overstatement for purposes of this penalty. Although the Corporate General Partner's allocation of the basis among the various properties and elements comprising the properties has been determined by an independent appraisal of the individual assets, there can be no assurance that the IRS will not contend that the allocation resulted in an overvaluation of certain assets.

      The Code provides for a penalty in the amount of 20% of any underpayment of tax attributable to a "substantial understatement of income tax." A "substantial understatement of income tax" is the amount of the understatement of tax on a taxpayer's return for a particular taxable year that exceeds the greater of $5,000 ($10,000 if the taxpayer is a corporation other than an S corporation or a personal holding company) or 10% of the tax required to be shown on the return for the year. As a general rule, the penalty will not be imposed with respect to underpayments attributable to items for which (i) there is or was substantial authority for the tax treatment afforded such items by the taxpayer, or (ii) the relevant facts affecting the treatment of such items are adequately disclosed in the taxpayer's return or in a statement attached to the return and there was a reasonable basis for the position. The penalty will not apply with respect to any portion of a tax underpayment attributable to a substantial understatement of income tax if it is shown that there was a reasonable cause for such portion and that the taxpayer acted in good faith with respect to such portion. There can be no assurance that a shareholder will not have a substantial understatement of income tax as a result of the treatment of items of income, gain, loss, deduction and credit resulting from his investment in the Public Partnership or that the IRS will not contend that there is not substantial authority for the treatment on the shareholder's return of certain items of income, gain, loss, deduction and credit. If the IRS should challenge the treatment by the Principal Partner-ships for tax purposes of the various items of income, gain, loss, deduction and credit, and if a shareholder should fail to meet the substantial authority and adequate disclosure tests, a shareholder could incur a penalty for a substantial underpayment of taxes resulting from his investment in the Public Partnership.

      Interest on Deficiencies. The Code provides that interest accrues on all tax deficiencies at a rate based on the Federal short-term rate plus 3 percentage points (5 percentage points in certain cases involving underpayment by a C corporation of tax amounting to more than $100,000) and compounded daily. This interest applies to penalties as well as tax deficiencies.

      Backup Withholding. Distributions to shareholders whose Partnership Shares are held on their behalf by a broker may con-stitute reportable payments subject to backup withholding. Backup withholding, however, would apply only if the shareholder (i) failed to furnish his Social Security number or other taxpayer identification number to the person subject to the backup withholding requirement (e.g., the broker) or (ii) furnished an incorrect Social Security number or taxpayer identification number. If backup withholding were applicable to a shareholder, the person subject to the backup withholding requirement would be required to withhold 31% of each distribution to such shareholder and to pay such amount to the IRS on behalf of such shareholder. Amounts withheld under the backup withholding provisions are allowable as a refundable credit against a taxpayer's Federal income tax.

Tax Considerations for Foreign Investors

      General. A nonresident alien or foreign corporation, trust or estate ("foreign person") which is a partner in a partnership which is engaged in a business in the United States will be considered to be engaged in such business, even though the foreign person is only a limited partner. The activities of the Principal Partnerships will constitute a United States business for this purpose, and such activities likely will be deemed to be conducted through a permanent establishment within the meaning of the Code and applicable tax treaties. Therefore, a foreign person who becomes a shareholder in the Public Partnership will be required to file a United States tax return on which he must report his distributive share of the Principal Partnerships' items of income, gain, loss, deduction and credit, and to pay United States taxes at regular United States rates on his share of any of the Principal Partnerships' net income, whether ordinary income or capital gains.

      Code Section 1446 generally requires partnerships which have taxable income effectively connected with a trade or business in the United States to withhold tax with respect to the portion of such income allocable to foreign partners. This withholding tax generally is imposed at the rate of 39.6% with respect to effectively connected income (as computed for purposes of Section 1446) allocable to foreign individuals, and 35% with respect to effectively connected income (as computed for purposes of Section 1446) allocable to foreign corporations and withholding may be required under Section 1446 even if no actual distribution has been made to partners. However, pursuant to an IRS Revenue Procedure, in the case of a publicly traded partnership (such as the Public Partnership) the Code Section 1446 withholding tax will be imposed in an alternative manner unless the publicly traded partnership elects not to have such alternative treatment apply. Under this alternative approach, the Code Section 1446 withholding tax is imposed on distributions made to individual or corporate foreign partners. The Treasury is authorized to issue such regulations applying Section 1446 to publicly traded partnerships as may be necessary to carry out the purposes of
Section 1446, but such regulations have not yet been issued. Although foreign shareholders would be entitled to a United States tax credit for amounts withheld by Principal
Partnerships under Section 1446, either Section 1446 or the regulations (not yet issued) applying Section 1446 to publicly traded partnerships could under some circumstances adversely affect the Principal Partnerships and the foreign shareholders, e.g., by destroying the uniformity of Partnership Shares.

      Branch Profits Tax. Code Section 884 imposes a branch profits tax at the rate of 30 percent (or lower to the extent provided by any applicable income tax treaty) on the earnings and profits (after certain adjustments) of a U.S. branch of a foreign corporation, if such earnings and profits are attributable to income effectively connected with a U.S. trade or business. The legislative history of Code Section 884 indicates that the branch prose tax is intended to apply to foreign corporations that are partners in partnerships which have a U.S. trade or business.
Thus, foreign corporations which own shares in the Public Part-nership may be subject to the branch profits tax on earnings and profits attributable to the Principal Partnerships' income as well as federal income tax on their share of Partnership income. The earnings and profits (which are subject to branch profits tax) attributable to Partnership Shares held by a foreign corporation will, of course, reflect a reduction for Federal income taxes paid by the foreign corporate shareholder on its share of Partnership income.

      FIRPTA. The Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"), as amended by subsequent legislation, provides that gain or loss on the disposition of a United States Real Property Interest ("USRPI") is taxable in the United States as if effectively connected with a U.S. business and imposes withholding requirements on such sales and on distributions of USRPIs by partnerships to foreign persons. USRPIs include (i) United States real estate and (ii) interest in certain entities (including publicly traded partnerships) holding United States real estate. The shares will not be USRPIs unless the value of the Principal Partnerships' United States real estate equals or exceeds 50% of the value of all its business assets. Furthermore, the FIRPTA rules generally do not apply to any foreign person which owns 5% or less of the publicly traded Partnership Shares. FIPPTA also imposes certain withholding obligations with respect to dispositions of USRPIs by a partnership that are includable in a foreign person's share of partnership income.

      Foreign Taxes. A foreign person may be subject to tax on his share of the Principal Partnerships' income and gain in his country of nationality or residence, or elsewhere. The method of taxation in such jurisdictions, if any, may differ considerably from the United States tax system described previously, and may be affected by the United States characterization of the Principal Partnerships and their income. Prospective investors who are foreign persons should consult their own tax advisors with respect to the potential tax effects of these and other items related to an investment in the Public Partnership.

State and Local Income Taxes

      In addition to the Federal income tax consequences described above, prospective investors should consider state and local tax consequences of an investment in the Public
Partnership. A shareholder's share of the taxable income or loss of the Principal Partnerships generally will be required to be included in determining his reportable income for state or local tax purposes. If the Public Partnership is treated as a corporation under Code Section 7704, as described above under "Tax Status of the Partnerships" -- "Publicly Traded Partnerships Treated as Corporations," the Public Partnership may also be treated as a corporation for state tax purposes in those states which base state income taxes on Federal income tax laws.

      Management has been successful in filing a composite return on behalf of its individual shareholders in all states where the Principal Partnerships do business. The Public Partnership will provide information each year to the shareholders as to the share of income and taxes paid on their behalf in each state. For those entities not included in the composite state return (corpo-rations, partnerships and certain other entities), the Public Partnership will provide the applicable state information.

      Certain tax benefits which are available to shareholders for Federal income tax purposes may not be available to shareholders for state or local tax purposes and, in this regard, investors are urged to consult their own tax advisors. The Public Partnership intends to supply shareholders with information regarding their income, if any, derived from various jurisdictions in which the Principal Subsidiary Partnership operates.

                                                                                                       SCHEDULE VIII

                                       SERVICEMASTER LIMITED PARTNERSHIP

                                       VALUATION AND QUALIFYING ACCOUNTS
                                                 (in thousands)


                                                                              Deductions-
                                   Balance at       Charged to   Reserves of   Write-offs of   Balance
                                   Beginning of     Costs and    Acquired      Uncollectible   at End
Classification                     Period           Expenses     Companies     Accounts        of Period

AS OF DECEMBER 31, 1993:

Allowance for doubtful accounts-

 Accounts receivable (current)     $  15,772        13,579          613        12,401          $   17,563
 Notes receivable (current)        $   2,128           694            -           947          $    1,875

AS OF DECEMBER 31, 1992:
 Allowance for doubtful accounts-

 Accounts receivable (current)     $   9,065        14,782        3,714        11,789          $   15,772
 Notes receivablecurrent)          $   1,825         1,131            -           828          $    2,128


AS OF DECEMBER 31, 1991:
 Allowance for doubtful accounts-

 Accounts receivable (current)     $  11,189         6,614          113         8,851          $    9,065
 Notes receivable (current)        $   1,081           963            -           219          $    1,825

                                                                      SCHEDULE X


                        SERVICEMASTER LIMITED PARTNERSHIP

                   SUPPLEMENTARY INCOME STATEMENT INFORMATI0N
                                  (in thousands)

Item                             Charged to costs and expense

                                  1993       1992       1991

Advertising Expenses              30,053     27,591     23,295

         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of ServiceMaster Limited Partnership:

We have audited in accordance with generally accepted auditing standards, the financial statements included in ServiceMaster Limited Partnership's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules included in Part IV in the Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange
Commission's rules and are not part of the basic financial statements. These supporting schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                   ARTHUR ANDERSEN & CO.

                                   /s/ Arthur Andersen & Co.

Chicago, Illinois
January 25, 1994

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SERVICEMASTER LIMITED PARTNERSHIP
                                  Registrant

                             By:  ServiceMaster Management
                                  Corporation
                                   (General Partner)


Date: March 18, 1994              By:   /s/ C. WILLIAM POLLARD
                                        C. William Pollard
                                        Chairman


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the date indicated.

      Signature                                Title                        Date


/s/ C. WILLIAM POLLARD                  Chairman and Director              March 18, 1994
    C. William Pollard

/s/ CARLOS H. CANTU                     President and Chief Executive      March 18, 1994
    Carlos H. Cantu                     Officer and Director

/s/ CHARLES W. STAIR                    President and Chief Executive      March 18, 1994
    Charles W. Stair                    Officer, Management Services
                                        and Director

/s/ ERNEST J. MROZEK                    Vice President, Treasurer and      March 18, 1994
    Ernest J. Mrozek                    Chief Financial Officer
                                        (Principal Financial Officer)

/s/ HENRY O. BOSWELL                    Director                           March 18, 1994
    Henry O.Boswell

/s/ BRIAN GRIFFITHS                     Director                           March 18, 1994
    Brian Griffiths

/s/ HERBERT P. HESS                     Director                           March 18, 1994
    Herbert P. Hess

/s/ GUNTHER H. KNOEDLER                 Director                           March 18, 1994
    Gunther H. Knoedler

/s/ JAMES D. McLENNAN                   Director                           March 18, 1994
    James D. McLennan

/s/ VINCENT C. NELSON                   Director                           March 18, 1994
    Vincent C. Nelson

/s/ KAY A. ORR                          Director                           March 18, 1994
    Kay A. Orr

/s/ PHILIP B. ROONEY                    Director                           March 18, 1994
    Philip B. Rooney

/s/ BURTON E. SORENSEN                  Director                           March 18, 1994
    Burton E. Sorensen

/s/ DAVID K. WESSNER                    Director                           March 18, 1994
    David K. Wessner

                                 EXHIBITS INDEX
Exhibit No.                      Description of Exhibit

  2.1     Merger Agreement dated April 22, 1989, as Amended and
          Restated as of September 22, 1989, by and among ServiceMaster Limited Partnership, SVM Holding Corp., SVM
          Acquisition Corp., and American Home Shield Corporation is incorporated by reference to Annex A to the Proxy
          Statement/Prospectus included as part of the Registration
          Statement on Form S-4 as filed by American Home Shield
          Corporation and ServiceMaster Limited Partnership on
          September 26, 1989.

  4.1     ServiceMaster Limited Partnership Agreement of Limited
          Partnership, as Amended and Restated on December 30,
          1986 is incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December
          31, 1986 (SEC File Number 0-3168)  (the "1986 10-K").

  4.2 Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of ServiceMaster Limited
          Partnership is incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the year ended
          December 31, 1987 (SEC File No. 1-9378)  (the "1987
          10-K").

  4.3 Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of ServiceMaster Limited
          Partnership is incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K for the year ended
          December 31, 1988 (SEC File No. 1-9378) (the "1988 10-
           K").

  4.4 Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of ServiceMaster Limited
          Partnership is incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K for the year ended
          December 31, 1989 (SEC File No. 1-9378) (the "1989 10-
          K").

  4.5 Amended and Restated Agreement of Limited Partnership of ServiceMaster Limited Partnership, effective
          January 31, 1992, is incorporated by reference to Annex A to the Proxy Statement/Prospectus of
          ServiceMaster Limited Partnership and ServiceMaster
          Incorporated of Delaware dated December 11, 1991 (the
          "December 1991 Proxy Statement/Prospectus").

  4.6 Amended and Restated Agreement of Limited Partnership of ServiceMaster Limited Partnership effective January
          1, 1993 is incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended
          December 31, 1992 (SEC File No. 1-9378) (the"1992 10-
          K").

  4.7 The ServiceMaster Company Limited Partnership Agreement of Limited Partnership, as Amended and Restated on December 30, 1986 (the "Amended and Restated
          ServiceMaster Company Limited Partnership Agreement"), is incorporated by reference to Exhibit 4.2 to the 1986
          10-K.

  4.8     Amendment No. 1 to the Amended and Restated
          ServiceMaster Company Limited Partnership Agreement is incorporated by reference to Exhibit 4.5 to the 1988
          10-K.

  4.9     Amendment No. 2 to the Amended and Restated
          ServiceMaster Company Limited Partnership Agreement is incorporated by reference to Exhibit 4.7 to the 1989 10-
          K.

  4.11 Amended and Restated Agreement of Limited Partnership of The ServiceMaster Company Limited Partnership, effective January 1, 1993, is incorporated by reference to Exhibit 4.11 of the 1992 10-K.

 10.1 1987 ServiceMaster Option Plan is incorporated by reference to Exhibit 10.1 of the ServiceMaster
          Registration Statement on Form S-8 (No. 33-19109), filed with the SEC on December 16, 1987 (the "Option
          Plan Registration Statement").

 10.2     Form of Option Agreement for 1987 ServiceMaster Option
          Plan is incorporated by reference to Exhibit 10.2 of the Option Plan Registration Statement.

 10.3     Form of Deferred Compensation and Salary Continuation
          Agreement for Officers is incorporated by reference to
          Exhibit 10(c)(3) to the Annual Report on Form 10-K for the year ended December 31, 1980 (SEC File No. 0-3168)
          (the "1980 10-K").

 10.4 Form of Deferred Directors Fee Agreement is incorporated by reference to Exhibit 10(c)(4) to the 1980 10-K.

 10.5     Form of ServiceMaster Executive Share Subscription
          Program, Share Subscription and Purchase Agreement,
          Disclosure Confirmation, effective August 18, 1987, is incorporated by reference to Exhibit 10.5 to the 1987
          10-K.

 10.6 Incentive Reward Compensation Plan is incorporated by reference to Exhibit 10(c)(6) to the 1980 10-K.

 10.7 ServiceMaster Industries Inc. Profit Sharing, Savings and Retirement Trust dated April 1, 1984 is incorporated by reference to Exhibit 10(c)(11) to the Annual Report on Form 10-K for the year ended December
          31, 1985.

 10.9     ServiceMaster Profit Sharing, Savings and Retirement
          Plan amended and restated effective January 1, 1987 is incorporated by reference to the 1987 10-K.

 10.10    ServiceMaster Partnership Share Investment Plan (the
         "PSIP") is incorporated by reference to the PSIP
          Registration Statement on Form S-8 (No. 33-19763) filed with the SEC on January 22, 1988, as amended through all post-effective amendments filed on or before February
          10, 1988.

 10.11 Form of the Share Grant Award Plan is incorporated by reference to Exhibit 10.12 to the 1987 10-K.

 10.12    License Agreement by and among The ServiceMaster
          Company Limited Partnership, The Terminix International
          Company Limited Partnership and Duskin Co., Ltd., dated
          May 11, 1987 is incorporated by reference to Exhibit 10.3 to the 1987 10-K.

 10.13    Form of Executive Debenture Equity Program 9%
          Convertible Subordinated Debenture Due April 1, 1995;
          Subscription to Purchase; Form of Call Agreement; Form of
          Promissory Note is incorporated by reference to Exhibit
          10.14 to the 1987 10-K.

 10.14    The Terminix International Company LP Profit Sharing
          Retirement Plan (previously known as Cook
          International, Inc. Profit Sharing Retirement Plan) effective January 1, 1984; Amendment No. One to The
          Terminix International Company L.P. Profit Sharing
          Retirement Plan effective January 1, 1986 and April
          1, 1986; Amendment No. Two, effective April 1, 1986;
          Amendment No. Three, effective January 1, 1987 and
          January 1, 1988; The Terminix International Company L.P.
          Profit Sharing Retirement Trust, all of which are incorporated by reference to Exhibit 10.15 to the 1987 10-K.

 10.15 ServiceMaster 10-Plus Plan is incorporated by reference to Exhibit 4.2 to the ServiceMaster Limited Partnership
          Registration Statement on Form S-8 (No. 33-39148) filed with the SEC on February 26, 1991 (the "10-Plus
          Registration Statement").

 10.16    Form of Option Agreement for the ServiceMaster 10-Plus
          Plan is incorporated by reference to Exhibit 4.3 to the 10-Plus Registration Statement.

 10.17    Form of Directors Deferred Fees Plan (ServiceMaster
          Shares Alternative) is incorporated by reference to
          Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 1990 (SEC File No. 1-9378) (the
          "1990 10-K")

 10.18    Form of Directors Deferred Fees Agreement
          (ServiceMaster Shares Alternative) is incorporated by reference to Exhibit 10.19 of the 1990 10-K.

 10.19 Form of ServiceMaster Deferred Fees Plan Trust is incorporated by reference to Exhibit 10.20 of the 1990
          10-K.

 10.20    ServiceMaster 10-Plus  Plan as amended September 3,
          1991 is incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended
          December 31, 1991 (the "1991 10-K").

 10.21    Form of Option Agreement for the ServiceMaster 10-Plus
          Plan as amended September 3, 1991 is incorporated by reference to Exhibit 10.22 to the 1991 10-K.

 11 Exhibit regarding detail of income per share computation for each of the three years ended
          December 31, 1993, 1992 and 1991.

 13 The ServiceMaster Annual Report to Shareholders for the year ended December 31, 1993 (the "1993 Annual
          Report"). The parts of the 1993 Annual Report which are expressly incorporated into this report by reference shall be deemed filed with this report. All other parts of the 1993 Annual Report are furnished for the information of the Commission and are not filed with this report.

 22       Subsidiaries of Registrant.

 24       Consent of Arthur Andersen & Co.

 28.1     Amended and Restated Certificate of Incorporation of
          ServiceMaster Management Corporation is incorporated by reference to Exhibit 28.1 to the 1986 10-K.

 28.2     Amended and Restated Bylaws of ServiceMaster Management
          Corporation is incorporated by reference to Exhibit 28.2 to the 1986 10-K.

 28.3 Common Stock Purchase Agreement entered into by certain purchasers of the Common Stock of ServiceMaster
          Management Corporation on December 30, 1986 is incorporated by reference to Exhibit 28.3 to the 1986 10-
          K.

 28.4 Voting Trust Agreement among the stockholders and directors of ServiceMaster Management Corporation, dated
          December 30, 1986 is incorporated by reference to Exhibit
          28.4 to the 1986 10-K.

 28.5 Participation Agreement dated November 8, 1990, by and among ServiceMaster Consumer Services Limited
          Partnership, The ServiceMaster Company Limited
          Partnership, ServiceMaster Consumer Services Management
          Corporation, ServiceMaster Management Corporation, Waste
          Management, Inc., WMI Urban Services, Inc., and WMPC,
          Inc. is incorporated by reference to Exhibit 4.2 to the Form 8-K filed on November 21, 1990 (the "November 1990
          8-K").

 28.6 Amended and Restated Agreement of Limited Partnership for ServiceMaster Consumer Services Limited
          Partnership dated November 8, 1990 is incorporated by reference to Exhibit 4.4 to the November 1990 8-K.

 28.8     Amended and Restated Certificate of Incorporation of
          ServiceMaster Corporation is incorporated by reference to Annex C to the December 1991 Proxy
          Statement/Prospectus.

 28.9     Merger and Reorganization Agreement dated December 10,
          1991, by and among ServiceMaster Incorporated of Delaware, ServiceMaster Limited Partnership,
          ServiceMaster Corporation, ServiceMaster Management
          Corporation, NewSub A, Inc., and NewSub B, Inc., is incorporated by reference to Annex D to the December 1991
          Proxy Statement/Prospectus.

 28.10 Amended and Restated Agreement of Limited Partnership of ServiceMaster Management Services Limited
          Partnership dated December 1991 is incorporated by reference to Exhibit 28.10 to the 1991 10-K.

 28.11    Amended and Restated Certificate of Incorporation of
          ServiceMaster Incorporated of Delaware as filed on December 17, 1991 is incorporated by reference to Exhibit
          28.11 to the 1992 10-K.

 28.12 Amended and Restated Agreement of Limited Partnership of ServiceMaster Consumer Services Limited Partnership effective June 30, 1992 is incorporated by reference to Exhibit 28.12 to the 1992 10-K.

 28.13    Amended and Restated Certificate of Incorporation of
          ServiceMaster Incorporated of Delaware as filed in January, 1993 is incorporated by reference to Exhibit
          28.13 to the 1992 10-K.

 28.14    Agreement of Trust between The ServiceMaster Company
          Limited Partnership, as grantor, and Continental Bank
          National Association, as trustee, dated January 1, 1993
          is incorporated by reference to Exhibit 28.14 to the 1992
          10-K.

 28.15    Agreement of Trust (A Trust) between The ServiceMaster
          Company Limited Partnership, as grantor, and Continental Bank National Association, as trustee, dated January 1, 1993 is incorporated by reference to
          Exhibit 28.15 to the 1992 10-K.

                                                           EXHIBIT 11

                    SERVICEMASTER LIMITED PARTNERSHIP
    EXHIBIT REGARDING DETAIL OF INCOME PER SHARE COMPUTATION
                (In thousands, except per share data)


                                          Year Ended December 31,
                                          1993     1992     1991
Number of shares used in computing
income per share and equivalent shares--
     Shares outstanding on weighted
     average basis                        75,235   74,023   71,193

Equivalent shares--
     Options and subscriptions             1,611    1,665    1,363
     outstanding

Total weighted average and equivalent
      shares                              76,846   75,688   72,556

Primary earnings per share                $ 1.90   $ 1.61   $ 1.19

Net income                              $145,947 $122,065  $85,982

Interest on convertible debentures         2,539    2,374    2,429

Adjusted net income                     $148,486 $124,439  $88,411

Weighted average number of common
     shares outstanding                   77,466   75,747   73,296

     Other potentially dilutive
     securities                            2,037    2,220    2,282

Total weighted average number
     of shares                            79,503   77,967   75,578

Fully diluted earnings per share          $ 1.87   $ 1.60   $ 1.17

                                                        EXHIBIT 22

                    SUBSIDIARIES OF THE REGISTRANT

As of March 21, 1994, ServiceMaster had the following subsidiaries:

                                                State or Country
                                                        of
Subsidiary or Organization                         Incorporation

The ServiceMaster Company Limited Partnership           Delaware
ServiceMaster Consumer Services Limited Partnership     Delaware
ServiceMaster Consumer Services, Inc                    Delaware
ServiceMasterResidential/Commercial Services
  Limited Partnership                                   Delaware
ServiceMaster Residential/Commercial Services
  Management Corporation                                Delaware
The Terminix International Company Limited
   Partnership                                          Delaware
Terminix International, Inc.                            Delaware
Merry Maids Limited Partnership                         Delaware
Merry Maids, Inc.                                       Delaware
TruGreen Limited Partnership                            Delaware
TruGreen, Inc.                                          Delaware
SVM Holding Corp.                                       Delaware
American Home Shield Corporation                        Delaware
ServiceMaster Direct Distributor Company Limited
   Partnership                                          Delaware
ServiceMaster DDC, Inc.                                 Delaware
ServiceMaster Management Services
   Limited Partnership                                  Delaware
ServiceMaster Management Services, Inc.                 Delaware
CMI Group, Inc.                                        Wisconsin
ServiceMaster Home Health Care Services Inc.            Delaware
ServiceMaster Child Care Services, Inc.                 Delaware
The ServiceMaster Acceptance Company
   Limited Partnership                                  Delaware
ServiceMaster AM Limited Partnership                    Delaware
ServiceMaster Acceptance Corporation                    Delaware
Azimuth Advertising Limited Partnership                 Delaware
Azimuth Management Corporation                          Delaware
AFM Beveraging, Inc.                                    Missouri
FCIC Inc.                                               Illinois
ServiceMaster Employment Corporation                    Delaware
ServiceMaster International Limited
   Partnership                                          Delaware
ServiceMaster International Management Corporation      Delaware
ServiceMaster Operations, AG                         Switzerland
ServiceMaster Limited                             United Kingdom
ServiceMaster Operations Germany GmbH                    Germany
ServiceMaster Japan, Inc.                                  Japan
LTCS Investment Limited Partnership                     Delaware
ServiceMaster Diversified Health Services, Inc.         Delaware
ServiceMaster Diversified Health Services, L.P.        Tennessee
We Serve America, Inc.                                  Delaware
TSSGP Limited Partnership                               Delaware
TSSGP, Inc.                                             Delaware

                                                       EXHIBIT 24

           CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K of our report dated January 25, 1994, included in the ServiceMaster Limited
Partnership Annual Report to Shareholders for the year ended
December 31, 1993.



                                         ARTHUR ANDERSEN & CO.

                                         /s/ Arthur Andersen & Co.

Chicago, Illinois
March 21, 1994

                                Graphics Appendix


      This appendix describes the graphics which could not be put into electronic format and which have been filed with the Securities and Exchange Commission as a paper filing.

      A diagram captioned "Structure of ServiceMaster" is set forth on page 8. This diagram shows the principal holding and operating units within the ServiceMaster enterprise. The Registrant is shown at the top of the diagram and The ServiceMaster Company appears directly below the Registrant. The four principal segments of ServiceMaster are set forth below. The principal operating units within each segment are then depicted. Reference is made to the "Notes to Organizational Structure Chart" on page 11 for a further explanation of the diagram.

      A Performance Graph is set forth on page 31 which consists of a line graph which compares the yearly percentage change in ServiceMaster's cumulative total shareholder return on its limited partner shares (computed in accordance with the Item 302(d) of Reg. S-K) with the cumulative return on the stocks of the companies within the S&P 500 Index and with the S&P Commercial Services Index over the five year period from January 1, 1988 to December 31, 1993. The chart shows that ServiceMaster underperformed both indices in 1988; ServiceMaster outperformed the Commercial Services Index in 1989 but slightly underperformed the S&P 500 Index in 1989; and outperformed both indices in 1991, 1992 and 1993 in increasingly wide margins over this three-year period.