Form 10-Q
period 1994-03-31
SERVICEMASTER LTD PARTNERSHIP
filed 1994-05-13
CIK 806027

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 10549


                                 FORM 10-Q


            __x__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  March 31, 1994
                                                  --------------

            _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______ to ______

                               Commission file number 1-9378

                         SERVICEMASTER LIMITED PARTNERSHIP
                  (Exact name of registrant as specified in its charter)

           Delaware                                  36-3497008
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

One ServiceMaster Way, Downers Grove, Illinois                  60515
(Address of principal executive offices)                      (Zip Code)

                                      708-964-1300
                  (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No
______.


Indicate the number of shares outstanding of each of the issuer's classes of shares: 76,778,813 shares on May 12, 1994.


This document consists of 11 pages, including the cover page.

                    TABLE OF CONTENTS

                                                                  Page
                                                                   No.
                                                                  ----
SERVICEMASTER LIMITED PARTNERSHIP (Registrant) -

Part I.  Financial Information
- - -------  ---------------------

Consolidated Statements of Income for the
  three months ended March 31, 1994 and March 31, 1993              2

Consolidated Statements of Financial Position
  as of March 31, 1994 and December 31, 1993                        3

Consolidated Statements of Cash Flows for the three months
  ended March 31, 1994 and March 31, 1993                           4

Notes to Consolidated Financial Statements                          5

Management Discussion and Analysis of Financial
  Condition and Results of Operations                               6


Part II.  Other Information
- - --------  -----------------

Exhibit 11 - Exhibit Regarding Detail of Income
  Per Share Computation                                             9

Signature                                                          10



                                           PART I. FINANCIAL INFORMATION

                                         SERVICEMASTER LIMITED PARTNERSHIP
                                         Consolidated Statements of Income
                                       (In thousands, except per share data)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                             1994                         1993
                                                                          ----------                  ------------

Operating Revenue. . . . . . . . . . . . . . . . . . . .                $    657,638                 $     585,130

Operating Costs and Expenses:
Cost of services rendered
  and products sold. . . . . . . . . . . . . . . . . . .                     543,274                       492,032
Selling and administrative expenses. . . . . . . . . . .                      76,718                        60,552
                                                                          ----------                  ------------

Total operating costs and expenses . . . . . . . . . . .                     619,992                       552,584
                                                                          ----------                  ------------

Operating Income . . . . . . . . . . . . . . . . . . . .                      37,646                        32,546

Non-operating Expenses (Income):
Interest expense . . . . . . . . . . . . . . . . . . . .                       8,107                         8,569
Interest income. . . . . . . . . . . . . . . . . . . . .                      (1,475)                       (1,425)
Minority interest* . . . . . . . . . . . . . . . . . . .                       5,928                         3,400
                                                                          ----------                  ------------

Income before Income Taxes . . . . . . . . . . . . . . .                      25,086                        22,002

Provision for income taxes . . . . . . . . . . . . . . .                         540                           770
                                                                          ----------                  ------------

Net Income . . . . . . . . . . . . . . . . . . . . . . .                $     24,546                 $      21,232
                                                                          ==========                  ============

Net Income Per Share . . . . . . . . . . . . . . . . . .                       $ .32                         $ .28
                                                                               =====                         =====

Cash Distributions Per Share . . . . . . . . . . . . . .                       $ .23                         $ .22
                                                                               =====                         =====


Net income per share is based on 77,693 shares and 76,094 shares for the three months ended
March 31, 1994 and 1993, respectively.

* Includes General Partners' interest of $497 and $405 for the three months ended March 31,
1994 and 1993, respectively.

                   See Notes to Consolidated Financial Statements



                                         SERVICEMASTER LIMITED PARTNERSHIP
                                   Consolidated Statements of Financial Position
                                                  (In thousands)                             As of
                                                                                   March 31,         December 31,
Assets                                                                               1994               1993
                                                                                --------------    ---------------
Current Assets:
Cash and marketable securities, including cash and
   cash equivalents of $22,839 and $17,271, respectively . . . . . . . . . .   $        39,210   $         32,730
Accounts and notes receivable, less allowances of $19,319
   and $19,438 respectively. . . . . . . . . . . . . . . . . . . . . . . . .           190,793            173,278
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            45,197             37,870
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . .            94,873             47,447
                                                                                --------------    ---------------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .           370,073            291,325
                                                                                --------------    ---------------

Property and Equipment:
   At cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           230,299            226,452
   Less: accumulated depreciation. . . . . . . . . . . . . . . . . . . . . .           113,869            110,677
                                                                                --------------    ---------------
    Net property and equipment . . . . . . . . . . . . . . . . . . . . . . .           116,430            115,775
                                                                                --------------    ---------------

Contract rights, trade names, goodwill, and other,
   net of accumulated amortization of $88,012
   and $84,296 respectively. . . . . . . . . . . . . . . . . . . . . . . . .           609,763            604,613
Investment in Norrell Corporation. . . . . . . . . . . . . . . . . . . . . .               ---             26,948
Notes receivable, long-term securities, and other assets . . . . . . . . . .            87,798             83,800
                                                                                --------------    ---------------

    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     1,184,064   $      1,122,461
                                                                                ==============    ===============

Liabilities And Shareholders' Equity

Current Liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        41,391   $         34,154
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           160,005            133,984
Deferred revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            92,820             66,865
Seasonal borrowings and
 current portion of long-term obligations. . . . . . . . . . . . . . . . . .            10,891              4,612
                                                                                --------------    ---------------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .           305,107            239,615
                                                                                --------------    ---------------

Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           380,663            384,509
Other Long-Term Obligations. . . . . . . . . . . . . . . . . . . . . . . . .            94,718             91,605
Commitments and Contingencies  . . . . . . . . . . . . . . . . . . . . . . .               ---                ---

Minority and General Partners' Interest
   includes General Partners' interest of
   $1,473 in 1994 and $1,576 in 1993 . . . . . . . . . . . . . . . . . . . .           111,696            117,513

Shareholders' Equity:
Limited partners' equity - shares issued 78,055
   at March 31, 1994 and December 31, 1993 . . . . . . . . . . . . . . . . .           333,801            328,320
Treasury shares at cost - 1,870 shares at
   March 31, 1994 and 1,629 shares at
   December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (32,568)           (29,571)
Share subscriptions receivable and restricted shares -
   774 shares at March 31, 1994 and 872 shares
   at December 31, 1993. . . . . . . . . . . . . . . . . . . . . . . . . . .            (9,353)            (9,530)
                                                                                --------------    ---------------
    Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . .           291,880            289,219
                                                                                --------------    ---------------

    Total liabilities and shareholders' equity . . . . . . . . . . . . . . .   $     1,184,064   $      1,122,461
                                                                                ==============    ===============


                 See Notes to Consolidated Financial Statements



                                         SERVICEMASTER LIMITED PARTNERSHIP
                                       Consolidated Statements of Cash Flows
                                                   (In thousands)
                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                       1994              1993
                                                                                  --------------   --------------

Cash and Cash Equivalents at January 1 . . . . . . . . . . . . . . . . . . . .   $        17,271  $        27,576

Cash Flows from Operations:

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            24,546           21,232
    Adjustments to reconcile net income
    to net cash flows from operations:
       Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             7,683            7,618
       Amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,716            3,692
       Provisions for losses on receivables. . . . . . . . . . . . . . . . . .               741            1,062
       Change in working capital, net of acquisitions:
         Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (17,247)          (7,237)
         Inventories and other current assets. . . . . . . . . . . . . . . . .           (54,037)         (48,613)
         Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .             6,915            3,484
         Deferred revenues . . . . . . . . . . . . . . . . . . . . . . . . . .            25,955           28,907
         Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . .             9,567              628
       Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,633            3,062
                                                                                  --------------   --------------
Net Cash Provided from Operations. . . . . . . . . . . . . . . . . . . . . . .             9,472           13,835
                                                                                  --------------   --------------

Cash Flows from Investing Activities:
    Sale of investment in Norrell Corporation. . . . . . . . . . . . . . . . .            29,021            5,524
    Property additions . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (8,721)          (6,160)
    Business acquisitions, net of cash acquired. . . . . . . . . . . . . . . .            (7,235)          (2,709)
    Payments to sellers of acquired businesses . . . . . . . . . . . . . . . .              (636)            (674)
    Sale of equipment and other assets . . . . . . . . . . . . . . . . . . . .               471            1,056
    Net sales (purchases) of long-term securities. . . . . . . . . . . . . . .              (258)            (157)
    Net sales (purchases) of marketable securities . . . . . . . . . . . . . .              (193)             201
                                                                                  --------------   --------------
Net Cash Provided from (Used for) Investing Activities . . . . . . . . . . . .            12,449           (2,919)
                                                                                  --------------   --------------

Cash Flows from Financing Activities:
    Distributions to shareholders and to shareholders' trust . . . . . . . . .           (20,698)         (16,865)
    Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .             5,110           15,000
    Purchase of treasury shares. . . . . . . . . . . . . . . . . . . . . . . .            (4,917)          (4,916)
    Proceeds from employee share option plans. . . . . . . . . . . . . . . . .             2,998            1,238
    Payment of long-term debt and other long-term obligations. . . . . . . . .            (1,658)            (277)
    Distributions to minority investors. . . . . . . . . . . . . . . . . . . .              (709)          (4,294)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,521             (130)
                                                                                  --------------   --------------
Net Cash Used for Financing Activities . . . . . . . . . . . . . . . . . . . .           (16,353)         (10,244)
                                                                                  --------------   --------------

Cash Increase during the Period. . . . . . . . . . . . . . . . . . . . . . . .             5,568              672
                                                                                  --------------   --------------

Cash and Cash Equivalents at March 31. . . . . . . . . . . . . . . . . . . . .   $        22,839  $        28,248
                                                                                  ==============   ==============


                 See Notes to Consolidated Financial Statements

                              SERVICEMASTER LIMITED PARTNERSHIP
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: The consolidated financial statements include the accounts of the Partnership and its significant subsidiaries, collectively referred to as "the Partnership". Intercompany transactions and balances have been eliminated in consolidation.

Note 2: The consolidated financial statements included herein have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest Annual Report to shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1993. In the opinion of the Partnership, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position of ServiceMaster Limited Partnership as of March 31, 1994 and
December 31, 1993, and the results of operations and cash flows for the three months ended March 31, 1994 and 1993, have been included. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

Note 3: For interim accounting purposes, certain costs directly associated with the generation of lawn care revenues are initially deferred and recognized as expense as the related revenues are recognized. Full year results are not affected.

Note 4:  On May 7, 1993, the Board of Directors for the Corporate
General Partners declared a three-for-two share split effective June 22, 1993, for shareholders of record on June 7, 1993. All share and per share data have been restated for all periods presented to reflect this three-for-two share split.

Note 5: In the Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the three months ended March 31, 1994 and 1993 is presented in the following table. The decrease in interest paid in 1994 from 1993 is primarily due to reduced debt balances reflecting reduced seasonal borrowings.



                                                                           (In thousands)
                                                                         1994            1993
                                                                      -----------   -----------
Cash paid or received for:
- - --------------------------
Interest expense, net of amounts capitalized . . . . . . . . . . . . $      3,524  $      4,134
Interest and dividend income . . . . . . . . . . . . . . . . . . . . $        561  $        657


                               SERVICEMASTER LIMITED PARTNERSHIP
                              MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

FIRST QUARTER 1994 COMPARED TO FIRST QUARTER 1993
- - -------------------------------------------------

Revenues increased 12.4% over the first quarter 1993 to $657.6 million due to internal growth and the inclusion of VHA Long Term Care, which was acquired in late August 1993. Net income was $24.5 million, reflecting a 15.6% increase over one year ago while net income per share was $.32, representing an increase of 14.3%. Operating margins improved to 5.7% from 5.6% during the quarter due to effective spending controls and continuing profitability improvements in the Consumer Services businesses.

The Consumer Services business unit achieved solid growth in revenues and net income with strong performances at all units. The TruGreen-Chemlawn operations had good growth in revenues and profits resulting from strong sales volume and favorable weather conditions in March. In addition, this unit received an excellent response to its off-season residential marketing program, which should benefit revenues and profits in subsequent quarters when the services are rendered. The Terminix operations continued to increase both revenues and profits as productivity related improvements in margins more than offset the effects on volume of unfavorable weather conditions in many parts of the country during the first two months of the quarter. The Merry Maids operations continued their strong rate of growth as a result of both franchise sales and increased revenues from existing franchises. The ServiceMaster licensed franchise cleaning business had strong growth in revenues and profits resulting in part from increased disaster restoration services, reflecting more severe weather conditions in the first quarter of 1994. American
Home Shield had encouraging results for the first quarter with substantial increases in both gross contracts written and in contract renewals, reflecting the effects of improved home resales in California and other parts of the country.

The Management Services business unit continued to achieve growth in both revenues and profits, despite continuing uncertainties regarding the nature and direction of health care reform, which have resulted in a lengthening of the sales process in the health care market. Despite these effects, the health care market achieved modest growth in revenue and profits. The education market again experienced solid growth in revenue with profits growing to a lesser degree due to higher start-up costs at certain large facilities. The industrial/commercial market continued to be adversely impacted by downsizing and general economic conditions, with profits reduced below prior year levels.

Cost of services rendered and products sold increased 10.4% due to the growth of both the Consumer Services and Management Services businesses but decreased as a percentage of revenue from 84.1% in 1993 to 82.6% in 1994. This decrease as a percentage of revenue reflects the changing mix of the business as the Consumer Services business unit increases in size in relation to the overall business of the Partnership. The Consumer Services business unit operates at a higher gross profit than the Management Services business unit but incurs relatively higher selling and administrative expenses.

Selling and administrative expenses increased to 11.7% of revenue in the first quarter of 1994 as compared to 10.3% of revenue one year ago. This increase as a percentage of revenue is also primarily attributable to the changing business mix of the Partnership.

Interest expense decreased due to lower average debt balances outstanding for the first quarter reflecting lower seasonal borrowings as a result of the cash received from the sale of the investment in Norrell. Interest income increased slightly from 1993 due to higher invested balances. The increase in minority interest expense primarily reflects increased profitability in the Consumer Services business, as well as the additional 5.76% interest in the Consumer Services business that was acquired by WMX Technologies in June of 1993.


Financial Position
- - ------------------

Cash and marketable securities totalled $39.2 million at March 31, 1994 an increase of $6.5 million from year end. Net cash provided from operations of $9.5 million was below first quarter 1993 levels due to timing factors, including increased seasonal spending that will benefit future quarters and a slight acceleration of the timing of the annual payments to the Partnership profit sharing plans. Because of the seasonality of the pest control and lawncare operating cycles, the Partnership's working capital needs are highest during the first quarter. The current ratio of 1.2 was consistent with year end levels.

The increase in accounts and notes receivable reflect general business growth and the increased activity in the seasonal Consumer Services businesses. The increase in inventories is a result of normal seasonal build-ups in the pest control and lawncare businesses.

Prepaids and other assets have increased from year end as the lawncare operation defers certain direct response marketing costs and other similar expenses in the first quarter, which are then amortized over the lawncare production season, when revenues are recognized. Deferred revenues also increased significantly, due to increased sales at American Home Shield and customer prepayments for lawncare services.

Property and equipment increased primarily due to general business growth in both the Consumer Services and Management Services business units. The Partnership has no material capital commitments at this time.

In February, 1994, the Partnership sold its minority interest in Norrell Corporation for approximately $29 million in cash. A gain of approximately $1.8 million (net of transaction costs) was recognized on the sale, A non-recurring charge of approximately $1.5 million was recognized to reduce the carrying value of the remaining land held for resale in California that was originally acquired as part of the acquisition of American Home Shield. Both of these items have been classified in the non-operating section of the first quarter income statement.

Other short term liabilities increased from year end reflecting the seasonality of the business as well as the reclassification of $14.6 million in preferred shares of a subsidiary of the Partnership held by the principal shareholder of Norrell Corporation that will be redeemed in May of 1994.

The current portion of long-term obligations increased due to borrowings made to meet the seasonal working capital needs of the Partnership during the quarter.

Minority interest decreased from year end reflecting the reclass of the preferred shares to short-term liabilities partially offset by the normal accruals of minority interest expense and the effects of the sale of small minority equity interests in the Partnerships' Management
Services subsidiary to members of senior management of that unit. As described in Form 10-K, these interests were sold at fair market value, as confirmed by an independent appraisal. Proceeds were recorded as additional minority interest in the consolidated balance sheet. This transaction did not have a material effect on the first quarter consolidated financial statements.

Total shareholders equity increased by 1% to $292 million as a result of strong earnings, partially offset by distributions to shareholders and share repurchases. Cash distributions paid directly to shareholders totalled $17.7, or $.23 per share. Distributions totalling $2.3 million were also made to the trust established for the benefit of shareholders.

On April 29, 1994, the Board of Directors of the Partnership authorized the repurchase of up to $30 million of outstanding
Partnership shares in the open market or in privately-negotiated transactions. Shares repurchased under the program will be available for general Partnership purposes, including employee benefit programs and business acquisitions.


                                                    Part II.  OTHER INFORMATION

                                                 SERVICEMASTER LIMITED PARTNERSHIP
                                                            Exhibit 11
                                     EXHIBIT REGARDING DETAIL OF INCOME PER SHARE COMPUTATION
                                               (In thousands, except per share data)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                1994                          1993
                                                                          ----------                  ------------
Shares used for computing
  Primary Earnings per share--

Shares outstanding on weighted
  average basis. . . . . . . . . . . . . . . . . . . . . . . . . . . .        75,795                        74,847

Equivalent shares--
  Options and subscriptions outstanding. . . . . . . . . . . . . . . .         1,898                         1,247
                                                                         -----------                  ------------

Weighted average and
  equivalent shares for primary calculation. . . . . . . . . . . . . .        77,693                        76,094
                                                                         ===========                  ============

Primary earnings per share . . . . . . . . . . . . . . . . . . . . . .        $  .32                        $  .28
                                                                              ======                        ======


Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     24,546                 $      21,232

Interest on convertible debentures . . . . . . . . . . . . . . . . . .           600                           600
                                                                         -----------                  ------------

Net income for fully diluted calculation . . . . . . . . . . . . . . .  $     25,146                 $      21,832
                                                                         ===========                  ============

Shares used for computing fully
 diluted earnings per share--

Shares outstanding . . . . . . . . . . . . . . . . . . . . . . . . . .        77,693                        76,219

Equivalent shares--
Shares issuable upon conversion of
  convertible debentures . . . . . . . . . . . . . . . . . . . . . . .         2,026                         2,220
                                                                         -----------                  ------------

Weighted average and equivalent shares
  for fully diluted calculation. . . . . . . . . . . . . . . . . . . .        79,719                        78,439
                                                                         ===========                  ============

Fully diluted earnings per share . . . . . . . . . . . . . . . . . . .         $ .32                        $  .28
                                                                               =====                        ======

                                   9

                                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 1994


                      SERVICEMASTER LIMITED PARTNERSHIP
                      (Registrant)

                      By:                         s/Ernest J. Mrozek
                          ---------------------------------------------

                                                   Ernest J. Mrozek
                      Vice President, Treasurer, and Chief Financial Officer