Form 10-Q
period 1994-06-30
SERVICEMASTER LTD PARTNERSHIP
filed 1994-08-10
CIK 806027

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 10549


                                FORM 10-Q


       __x__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  June 30, 1994
                                             -------------

       _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______ to ______

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

                                    708-271-1300
                  (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No _____.


Indicate the number of shares outstanding of each of the issuer's classes of shares: 76,770,220 shares on August 5, 1994.


This document consists of 12 pages, including the cover page.

                           TABLE OF CONTENTS

                                                               Page
                                                                No.
                                                              ------

SERVICEMASTER LIMITED PARTNERSHIP (Registrant) -

Part I.  Financial Information:
- - -------  ---------------------

Consolidated Statements of Income for the
 three months ended and the six months
 ended June 30, 1994 and June 30, 1993                            2

Consolidated Statements of Financial Position
 as of June 30, 1994 and December 31, 1993                        3

Consolidated Statements of Cash Flows for the
 six months ended June 30, 1994 and
 June 30, 1993                                                    4

Notes to Consolidated Financial Statements                        5

Management Discussion and Analysis of Financial
 Condition and Results of Operations                              6


Part II.  Other Information
- - --------  -----------------

Exhibit 11 - Exhibit Regarding Detail of Income
 Per Share Computation                                           10

Signature                                                        11



                             PART I. FINANCIAL INFORMATION

                           SERVICEMASTER LIMITED PARTNERSHIP
                           Consolidated Statements of Income
                         (In thousands, except per share data)

                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                               1994       1993       1994         1993
                                           ----------  ---------   ---------   ----------

Operating Revenue . . . . . . . . . . . . $   791,496 $  728,725 $ 1,449,134  $ 1,313,855

Operating Costs and Expenses:
Cost of services rendered
  and products sold . . . . . . . . . . .     610,542    564,916   1,153,816    1,056,948
Selling and administrative expenses . . .     118,345    114,947     195,063      175,499
                                           ----------  ---------   ---------   ----------

Total operating costs and expenses. . . .     728,887    679,863   1,348,879    1,232,447
                                           ----------  ---------   ---------   ----------

Operating Income. . . . . . . . . . . . .      62,609     48,862     100,255       81,408

Non-operating Expenses (Income):
Interest expense. . . . . . . . . . . . .       8,258      8,273      16,365       16,843
Interest income . . . . . . . . . . . . .      (1,276)    (1,314)     (2,751)      (2,740)
Gain on issuance of subsidiary shares . .         ---    (30,200)        ---      (30,200)
Minority interest*. . . . . . . . . . . .      14,377      9,233      20,305       12,633
                                           ----------  ---------   ---------   ----------

Income before Income Taxes. . . . . . . .      41,250     62,870      66,336       84,872
Provision for income taxes. . . . . . . .         816        811       1,356        1,581
                                           ----------  ---------   ---------   ----------

Net Income. . . . . . . . . . . . . . . . $    40,434 $   62,059 $    64,980  $    83,291
                                           ==========  =========  ==========   ==========

Net Income Per Share. . . . . . . . . . .      $  .52     $  .81      $  .84       $ 1.09
                                               ======     ======      ======       ======

Cash Distributions Per Share. . . . . . .      $  .23     $  .22      $  .46       $  .44
                                               ======     ======      ======       ======


Net income per share is based on 77,686 shares and 76,346 shares for the three months ended June
30, 1994 and 1993, respectively, and 77,690 shares and 76,226 shares for the six months ended
June 30, 1994 and 1993 respectively.

*Includes General Partners' interest of $849 and $677 for the three months ended June 30, 1994 and
1993, respectively, and $1,346 and $1,082 for the six months ended June 30, 1994 and 1993, respectively.


             See Notes to Consolidated Financial Statements



                             SERVICEMASTER LIMITED PARTNERSHIP
                       Consolidated Statements of Financial Position
                                      (In thousands)
                                                                     As of
                                                             June 30,    December 31,
Assets                                                         1994          1993
                                                            ----------    ----------

Current Assets:
Cash and marketable securities, including cash and
   cash equivalents of $5,781 and $17,271, respectively .  $    24,632   $    32,730
Accounts and notes receivable, less allowances of $23,934
   and $19,438 respectively . . . . . . . . . . . . . . .      213,145       173,278
Inventories . . . . . . . . . . . . . . . . . . . . . . .       42,010        37,870
Prepaid expenses and other assets . . . . . . . . . . . .       81,008        47,447
                                                            ----------    ----------
   Total current assets . . . . . . . . . . . . . . . . .      360,795       291,325
                                                            ----------    ----------

Property and Equipment:
   At cost. . . . . . . . . . . . . . . . . . . . . . . .      235,608       226,452
   Less: accumulated depreciation . . . . . . . . . . . .      119,801       110,677
                                                            ----------    ----------
   Net property and equipment . . . . . . . . . . . . . .      115,807       115,775
                                                            ----------    ----------

Contract rights, trade names, goodwill, and other,
   net of accumulated amortization of $94,969
   and $84,296, respectively. . . . . . . . . . . . . . .      611,126       604,613
Investment in Norrell Corporation . . . . . . . . . . . .          ---        26,948
Notes receivable, long-term securities, and other assets.       81,739        83,800
                                                            ----------    ----------

   Total assets . . . . . . . . . . . . . . . . . . . . .  $ 1,169,467   $ 1,122,461
                                                            ==========    ==========

Liabilities And Shareholders' Equity

Current Liabilities:
Accounts payable. . . . . . . . . . . . . . . . . . . . .  $    40,648   $    34,154
Accrued liabilities . . . . . . . . . . . . . . . . . . .      151,496       133,984
Deferred revenues . . . . . . . . . . . . . . . . . . . .       83,695        66,865
Current portion of long-term obligations. . . . . . . . .        8,103         4,612
                                                            ----------    ----------
   Total current liabilities. . . . . . . . . . . . . . .      283,942       239,615
                                                            ----------    ----------

Long-Term Debt. . . . . . . . . . . . . . . . . . . . . .      370,706       384,509
Other Long-Term Obligations . . . . . . . . . . . . . . .       84,928        91,605
Commitments and Contingencies . . . . . . . . . . . . . .          ---           ---

Minority and General Partners' Interest
   includes General Partners' interest of
   $1,708 and $1,576, respectively  . . . . . . . . . . .      124,369       117,513

Shareholders' Equity:
Limited partners' equity - shares issued 78,055
   at June 30, 1994 and December 31, 1993 . . . . . . . .      344,295       328,320
Treasury shares at cost - 1,277 shares at
   June 30, 1994 and 1,629 shares at
  December 31, 1993 . . . . . . . . . . . . . . . . . . .      (29,508)      (29,571)
Share subscriptions receivable and restricted shares -
   842 shares at June 30, 1994 and 872 shares
   at December 31, 1993 . . . . . . . . . . . . . . . . .       (9,265)       (9,530)
                                                            ----------    ----------
   Total shareholders' equity . . . . . . . . . . . . . .      305,522       289,219
                                                            ----------    ----------

   Total liabilities and shareholders' equity . . . . . .  $ 1,169,467   $ 1,122,461
                                                            ==========    ==========

             See Notes to Consolidated Financial Statements



                             SERVICEMASTER LIMITED PARTNERSHIP
                           Consolidated Statements of Cash Flows
                                       (In thousands)
                                                                    Six Months Ended
                                                                        June 30,
                                                                    1994          1993
                                                               -----------    -----------
Cash and Cash Equivalents at January 1. . . . . . . . . . . . $     17,271   $     27,576

Cash Flows from Operations:
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . .       64,980         83,291
   Adjustments to reconcile net income
   to net cash flows from operations:
     Depreciation . . . . . . . . . . . . . . . . . . . . . .       16,122         15,646
     Amortization . . . . . . . . . . . . . . . . . . . . . .        8,988          7,471
     Provisions for losses on receivables . . . . . . . . . .        6,120          6,937
     Gain on issuance of subsidiary shares. . . . . . . . . .          ---        (30,200)
     Change in working capital, net of acquisitions:
       Receivables. . . . . . . . . . . . . . . . . . . . . .      (45,120)       (45,204)
       Inventories and other current assets . . . . . . . . .      (37,044)       (31,139)
       Accounts payable . . . . . . . . . . . . . . . . . . .        6,171         (1,471)
       Deferred revenues. . . . . . . . . . . . . . . . . . .       16,830         18,299
       Accrued liabilities. . . . . . . . . . . . . . . . . .       15,529          3,002
     Other, net . . . . . . . . . . . . . . . . . . . . . . .        6,779          8,165
                                                               -----------    -----------

Net Cash Provided from Operations . . . . . . . . . . . . . .       59,355         34,797
                                                               -----------    -----------

Cash Flows from Investing Activities:
   Sale of investment in Norrell Corporation. . . . . . . . .       29,021          5,524
   Property additions . . . . . . . . . . . . . . . . . . . .      (17,262)       (16,837)
   Business acquisitions, net of cash acquired. . . . . . . .      (10,584)        (4,501)
   Net sales (purchases) of marketable securities . . . . . .       (1,507)          (227)
   Sale of equipment and other assets . . . . . . . . . . . .        1,233          2,144
   Payments to sellers of acquired businesses . . . . . . . .       (1,099)        (1,346)
   Net sales (purchases) of long-term securities. . . . . . .         (114)           228
                                                               -----------    -----------

Net Cash Used for Investing Activities. . . . . . . . . . . .         (312)       (15,015)
                                                               -----------    -----------

Cash Flows from Financing Activities:
   Distributions to shareholders and to shareholders' trust .      (39,751)       (34,289)
   Purchase of treasury shares. . . . . . . . . . . . . . . .      (14,704)        (6,315)
   Redemption of preferred stock. . . . . . . . . . . . . . .      (14,650)           ---
   Payment of long-term debt and other long-term obligations.      (14,247)      (104,572)
   Short-term borrowings, net . . . . . . . . . . . . . . . .        6,734         46,377
   Proceeds from employee share option plans. . . . . . . . .        3,566          2,137
   Distributions to minority investors. . . . . . . . . . . .       (1,306)        (4,294)
   Proceeds from issuance of subsidiary shares. . . . . . . .          ---         68,000
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . .        3,825           (263)
                                                               -----------    -----------

Net Cash Used for Financing Activities. . . . . . . . . . . .      (70,533)       (33,219)
                                                               -----------    -----------

Cash Decrease during the Period . . . . . . . . . . . . . . .      (11,490)       (13,437)
                                                               -----------    -----------

Cash and Cash Equivalents at June 30. . . . . . . . . . . . . $      5,781   $     14,139
                                                               ===========    ===========

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

Note 2: The consolidated financial statements included herein have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest Annual Report to Shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1993. In the opinion of the Partnership, all adjustments necessary to present fairly the financial position of ServiceMaster Limited Partnership as of June 30, 1994 and December 31, 1993, and the results of operations for the three month and six month periods ended June
30, 1994 and 1993, and the cash flows for the six month periods ended June
30, 1994 and 1993, have been included. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

Note 3: For interim accounting purposes, certain costs directly associated with the generation of lawn care revenues are initially deferred and recognized as expense as the related revenues are recognized. Full year results are not affected.

Note 4: In the Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the six month periods ended June 30, 1994 and 1993 is presented in the following table. The decrease in interest paid in 1994 from 1993 is primarily due to the timing of interest payments relating to refinanced debt in January 1994 and reduced debt balances reflecting reduced seasonal borrowings.


                                                       (In thousands)
                                                       1994      1993
                                                     -------   --------
Cash paid or received for:
- - -------------------------
Interest expense, net of amounts capitalized. . . . $ 13,757  $  16,352
Interest and dividend income. . . . . . . . . . . . $    912  $   1,228


                   SERVICEMASTER LIMITED PARTNERSHIP
                  MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

SECOND QUARTER 1994 COMPARED TO SECOND QUARTER 1993
- - ---------------------------------------------------

Revenues increased 9% to $791 million due to internal growth and the inclusion of VHA Long Term Care, which was acquired in August, 1993. Operating income margins improved to 7.9% from 6.7% during the quarter due to effective spending controls and continuing productivity improvements in the Consumer Services businesses. As shown below, net income totalled $40.4 million, a 27% increase over comparable prior year amounts. Earnings per share totalled $.52, a 24% increase on that same basis.


                                             Three Months
                                            Ended June 30,
                                             1994      1993
                                           -------   -------
  Net income before unusual gain on
    issuance of subsidiary shares . . . . $ 40,434  $ 31,859
    Per limited partners' share . . . . .     $.52      $.42

  Gain on issuance of subsidiary shares .      ---    30,200
                                           -------   -------

  Net income. . . . . . . . . . . . . . . $ 40,434  $ 62,059
                                           =======   =======
    Per limited partners' share . . . . .     $.52      $.81
                                              ====      ====

The Consumer Services business segment continued to achieve accelerated growth in revenues and profits, with a particularly strong performance at TruGreen-ChemLawn. TruGreen-ChemLawn achieved a strong increase in customer base as a result of an excellent response to its marketing programs. The favorable effects on revenue growth were augmented by margin improvements resulting from productivity increases and efficiencies resulting from the integration of the TruGreen and ChemLawn operations. Terminix continued to achieve improved margins, enabling it to realize solid profit growth despite unfavorable late winter weather conditions which significantly impaired the termite swarm season industry-wide. Merry Maids operations continued their accelerated rate of growth as a result of strong license sales and increased fees from existing franchisees. American Home Shield achieved solid growth in sales in California and the rest of the country, as well as an increase in contract renewal rates. Residential and Commercial operations continued to achieve strong increases in revenues and profits primarily due to improved volume.

The Management Services business segment achieved growth in revenues and profits, despite adverse conditions in the acute care sector of the health care market. Revenues in the education market continued to grow at double digit rates during the second quarter, with profit growth temporarily slowed as a result of start-up related costs at certain large facilities. The health care business remained relatively flat as a result of adverse industry conditions and sales delays due to the uncertainties of health care reform. The industrial/commercial market continued to be adversely impacted by downsizing and competitive market conditions.

ServiceMaster Diversified Health Services is the Partnership's newest business unit and includes the operations acquired from VHA Long Term Care. This unit provides comprehensive management and related services to the long term care industry, which includes nursing homes, skilled nursing facilities and home health care agencies. This unit achieved strong double digit growth in revenues and operating income compared to pre-acquisition levels.

On a consolidated basis, cost of services rendered and products sold increased 8.1% but continued to decline as a percentage of revenue from 77.5% in 1993 to 77.1% in 1994. This decrease as a percentage of revenue continues to reflect the changing mix of the business as Consumer Services increases in size in relation to the overall business of the Partnership. The Consumer Services businesses operate at a higher gross profit than the Management Services businesses but incur higher levels of selling and administrative costs.

Consolidated selling and administrative expenses decreased as a percent of revenue from 15.8% in 1993 to 15.0% in 1994. This decrease as a percent of revenue reflects profitability improvements in the Consumer Services businesses and the addition of VHA Long Term Care, which has relatively lower selling and administrative expenses as a percent of revenue.

Interest expense decreased slightly due to lower average debt balances outstanding for the second quarter reflecting reduced seasonal borrowings. A $30.2 million gain was recognized in June of 1993 relating to the purchase of an additional 5.76% interest in Consumer Services by WMX Technologies, Inc. There were no comparable transactions in 1994. The increase in minority interest expense primarily reflects this additional 5.76% minority interest in Consumer Services, as well as the significant increase in earnings achieved by the segment.

SIX MONTHS ENDED JUNE 30, 1994 COMPARED TO SIX MONTHS
- - -----------------------------------------------------
ENDED JUNE 30, 1993
- - -------------------

Operating revenue for the first six months increased 10% to $1.45 billion primarily due to internal growth and the inclusion of VHA Long Term Care. Operating margins improved to 6.9% from 6.2% due to effective spending controls and ongoing productivity improvements in the Consumer Services businesses. As shown below, net income totalled $65.0 million, a 22% increase over comparable prior year amounts. Earnings per share totalled $.84, a 20% increase on that basis.


                                              Six Months
                                            Ended June 30,
                                             1994      1993
                                           -------   -------
  Net income before unusual gain on
    issuance of subsidiary shares . . . . $ 64,980  $ 53,091
    Per limited partners' share . . . . .     $.84      $.70

  Gain on issuance of subsidiary shares .      ---    30,200
                                           -------   -------

  Net income. . . . . . . . . . . . . . . $ 64,980  $ 83,291
                                           =======   =======
    Per limited partners' share . . . . .     $.84     $1.09
                                              ====     =====

The Consumer Services business segment achieved strong growth in revenues and net income with solid performances achieved by all units. The TruGreen-ChemLawn operations had strong growth in revenues and profits resulting from good sales volume (reflecting an excellent response to its off-season residential marketing program) and ongoing cost controls and productivity improvements.

Terminix operations continued to improve margins enabling it to achieve solid profit growth, despite severe late winter weather which adversely affected the termite swarm season industry-wide. The Merry Maids and Residential and Commercial operations continued to achieve strong double digit increases in revenue and profits. American Home Shield achieved good improvement in revenues and operating income, with encouraging growth in contracts written in California and other major geographical areas, as well as increased frequency of contract renewals.

The Management Services segment achieved good growth in revenues in the education market, while the health care market grew at a slower pace as a result of adverse industry conditions. During the first six months profit growth in the education market was temporarily slowed due to start-up related costs at certain large facilities. The acute care health care market grew modestly despite adverse industry conditions and sales delays due to the uncertainties of health care reform.

ServiceMaster Diversified Health Services continues to achieve strong growth in revenues and profits due to increases in the number of facilities served and strong sales growth in ancillary products and services.

On a consolidated basis, cost of services rendered and products sold increased 9.2% over 1993, but declined as a percent of revenue from 80.4% in 1993 to 79.6% in 1994, reflecting the continued stronger mix of the higher gross margin Consumer Services businesses. Consumer Services incurs a relatively lower level of cost of services but higher selling and administrative costs than Management Services.

Consolidated selling and administrative expenses increased 11.1% over last year and increased as a percentage of revenue from 13.4% in 1993 to 13.5% in 1994. This increase as a percentage of revenue is also primarily attributable to the changing business mix of the Partnership. Overall, operating margins were improved to 6.9% from 6.2% during the six months primarily due to continuing profitability improvements in the Consumer Services business unit.

Interest expense decreased due to lower average debt balances outstanding for the six months, reflecting lower seasonal borrowings as a result of improved cash flows. A $30.2 million gain was recognized in June of 1993 relating to the purchase of an additional 5.76% interest in Consumer Services by WMX Technologies. There were no comparable transactions in 1994. The increase in minority interest expense primarily reflects this additional 5.76% interest in the Consumer Services segment, as well as the significant increase in earnings achieved by that segment.

FINANCIAL CONDITION
- - -------------------

Funds provided from operations in the first half of the year increased 70% to $59.3 million, enabling the Partnership to fund its growth and reduce long-term indebtedness. Cash and marketable securities totalled approximately $24.6 million at June 30, 1994, a decrease from the December 31, 1993 level due to the repayment of seasonal borrowings. The current ratio improved to
1.3 to 1.0 from 1.2 to 1.0 at the end of 1993. The Partnership does not have any material capital commitments at this time.

The increase in accounts and notes receivable reflects general business growth and increased activity in the seasonal Consumer Services businesses. The increase in inventories is a result of normal seasonal build-ups in the pest control and lawn care businesses.

Prepaid expenses and other assets have increased since year-end but are lower than first quarter balances as the lawn care operations defer certain direct response marketing costs and other similar expenses in the first quarter and amortize them over the ensuing production season as related revenues are recognized. Deferred lawn care revenues follow this same pattern primarily due to customer prepayments.

In February, 1994, the Partnership sold its minority interest in Norrell Corporation for approximately $29 million in cash. In May, 1994, the Partnership redeemed all of the preferred shares of a Partnership subsidiary that were formerly held by the principal shareholder of Norrell Corporation for a combination of $14.6 million in cash and approximately 373,000 limited partnership shares.

Short-term liabilities, primarily payroll related accruals, increased from year-end reflecting the seasonality of the lawn care and pest control operations.
The increase in deferred revenues reflects improved volume at American
Home Shield and increased participation by TruGreen-ChemLawn customers in the customer prepayment program.

Long-term debt was reduced primarily as a result of strong cash flow from operations. Proceeds from the sale of the Norrell investment were virtually offset by the preferred share redemption described above and treasury share purchases. The debt to equity ratio improved from 1.3 to 1.0 at year-end to
1.2 to 1.0 at June 30, 1994.

Minority interest increased from year-end reflecting normal accruals of minority interest expense and the effects of the sale of small minority equity interests in the Partnerships' Management Services subsidiary to members of senior management of that unit. These increases offset the previously described redemption of preferred shares.

Total shareholders' equity increased by 5.6% to $305.5 million as a result of strong earnings, partially offset by distributions to shareholders and share repurchases. Cash distributions paid directly to shareholders totalled $35.4 million or $.46 per share, a 4.5% increase over prior year. Distributions of $3.2 million were also made to the trust established for the benefit of shareholders.

On April 29, 1994, the Board of Directors of the Partnership authorized the repurchase of up to $30 million of Limited Partnership shares in the open market or in privately-negotiated transactions. Shares repurchased under the program will be available for general Partnership purposes, including employee benefit programs and business acquisitions. Through June 30, 1994, approximately $6 million of shares had been repurchased under this program.

                                   PART II.  OTHER INFORMATION

                                SERVICEMASTER LIMITED PARTNERSHIP
                                           Exhibit 11
                    EXHIBIT REGARDING DETAIL OF INCOME PER SHARE COMPUTATION
                              (In thousands, except per share data)

                                            Three Months Ended     Six Months Ended
                                                 June 30,              June 30,
                                              1994       1993       1994        1993
                                           ----------  --------  ---------  ----------
Shares used for computing primary earnings
 per share--

   Shares outstanding on weighted
   average basis. . . . . . . . . . . . .      76,027    74,935     75,912      74,897

   Equivalent shares--
   Options and subscriptions outstanding.       1,659     1,411      1,778       1,329
                                           ----------  --------  ---------  ----------

   Weighted average and equivalent shares
   for primary calculations . . . . . . .      77,686    76,346     77,690      76,226
                                           ==========  ========  =========  ==========

Primary earnings per share. . . . . . . .      $  .52    $  .81      $ .84     $  1.09
                                               ======    ======      =====     =======



Net income. . . . . . . . . . . . . . . . $    40,434 $  62,059 $   64,980 $    83,291

Interest on convertible debentures. . . .         498       645      1,098       1,291
                                           ----------  --------  ---------  ----------

Net income for fully diluted calculations $    40,932 $  62,704 $   66,078 $    84,582
                                           ==========  ========  =========  ==========



Shares used for computing fully
diluted earnings per share--

   Shares outstanding . . . . . . . . . .      77,703    76,552     77,699      76,514

   Equivalent Shares--
   Shares issuable upon conversion of
   convertible debentures . . . . . . . .       1,751     2,425      1,751       2,425
                                           ----------  --------   --------  ----------

   Weighted average and equivalent shares
   for fully diluted calculations . . . .      79,454    78,977     79,450      78,939
                                           ==========  ========   ========  ==========

Fully diluted earnings per share. . . . .       $ .52    $  .79      $ .83     $  1.07
                                                =====    ======      =====     =======

                                  10

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 1994


                     SERVICEMASTER LIMITED PARTNERSHIP
                     (Registrant)

                     By:                s/Ernest J. Mrozek
                        ------------------------------------------
                                         Ernest J. Mrozek
                     Vice President and Chief Financial Officer