Form 10-Q
period 1994-09-30
SERVICEMASTER LTD PARTNERSHIP
filed 1994-11-14
CIK 806027

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 10549


                                    FORM 10-Q


        __x__QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  September 30, 1994
                                             ------------------

        _____TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ________

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


Indicate the number of shares outstanding of each of the issuer's classes of shares: 76,532,460 shares on November 7, 1994.


This document consists of 13 pages, including the cover page.

                           TABLE OF CONTENTS

                                                               Page
                                                                No.
                                                               ----
SERVICEMASTER LIMITED PARTNERSHIP (Registrant) -

Part I.  Financial Information:
- - - -------  ----------------------

Consolidated Statements of Income for the
 three months ended and the nine months
 ended September 30, 1994 and September 30, 1993                  2

Consolidated Statements of Financial Position
 as of September 30, 1994 and December 31, 1993                   3

Consolidated Statements of Cash Flows for the
 nine months ended September 30, 1994 and
 September 30, 1993                                               4

Notes to Consolidated Financial Statements                        5

Management Discussion and Analysis of Financial
 Condition and Results of Operations                              6


Part II.  Other Information
- - - --------  -----------------

Exhibit 11 - Exhibit Regarding Detail of Income
 Per Share Computation                                           11

Signature                                                        12

                             PART I. FINANCIAL INFORMATION

                           SERVICEMASTER LIMITED PARTNERSHIP
                           Consolidated Statements of Income
                         (In thousands, except per share data)

                                             Three Months Ended      Nine Months Ended
                                                September 30,           September 30,
                                               1994       1993       1994         1993
                                           ----------  ---------   ---------   ----------
Operating Revenue . . . . . . . . . . . . $   797,015 $  749,746  $2,246,149  $ 2,063,601

Operating Costs and Expenses:
Cost of services rendered
  and products sold . . . . . . . . . . .     612,264    582,081   1,766,080    1,639,029
Selling and administrative expenses . . .     125,527    120,236     320,590      295,736
                                           ----------  ---------   ---------   ----------

Total operating costs and expenses. . . .     737,791    702,317   2,086,670    1,934,765
                                           ----------  ---------   ---------   ----------

Operating Income. . . . . . . . . . . . .      59,224     47,429     159,479      128,836

Non-operating Expenses (Income):
Interest expense. . . . . . . . . . . . .       8,157      7,691      24,522       24,532
Interest income . . . . . . . . . . . . .      (1,496)    (1,456)     (4,247)      (4,196)
Gain on issuance of subsidiary shares . .         ---        ---         ---      (30,200)
Minority interest*. . . . . . . . . . . .      13,519      8,748      33,824       21,382
                                           ----------  ---------   ---------   ----------

Income before Income Taxes. . . . . . . .      39,044     32,446     105,380      117,318
Provision for income taxes. . . . . . . .         990        814       2,346        2,395
                                           ----------  ---------   ---------   ----------

Net Income. . . . . . . . . . . . . . . . $    38,054 $   31,632  $  103,034  $   114,923
                                           ==========  =========   =========   ==========

Net Income Per Share. . . . . . . . . . .      $  .49     $  .41     $  1.33       $ 1.50
                                                =====      =====      ======        =====

Cash Distributions Per Share. . . . . . .      $  .23     $  .22      $  .69       $  .66
                                                =====      =====       =====        =====


Net income per share is based on 77,421 shares and 77,054 shares for the three months ended
September 30, 1994 and 1993, respectively, and 77,600 shares and 76,504 shares for the nine months ended September 30, 1994 and 1993 respectively.

*Includes General Partners' interest of $745 and $648 for the three months ended September 30, 1994 and 1993, respectively, and $2,091 and $1,730 for the nine months ended September 30, 1994 and
1993, respectively.


                See Notes to Consolidated Financial Statements

                             SERVICEMASTER LIMITED PARTNERSHIP
                       Consolidated Statements of Financial Position
                                      (In thousands)
                                                                       As of
                                                           September 30,   December 31,
Assets                                                         1994            1993
                                                            ----------      ----------
Current Assets:
Cash and marketable securities, including cash and
   cash equivalents of $24,593 and $17,271, respectively.  $    44,265     $    32,730
Accounts and notes receivable, less allowances of $22,233
   and $19,438 respectively . . . . . . . . . . . . . . .      236,751         173,278
Inventories . . . . . . . . . . . . . . . . . . . . . . .       39,972          37,870
Prepaid expenses and other assets . . . . . . . . . . . .       48,626          47,447
                                                            ----------      ----------
   Total current assets . . . . . . . . . . . . . . . . .      369,614         291,325
                                                            ----------      ----------

Property and Equipment:
   At cost. . . . . . . . . . . . . . . . . . . . . . . .      248,701         226,452
   Less: accumulated depreciation . . . . . . . . . . . .      130,076         110,677
                                                            ----------      ----------
   Net property and equipment . . . . . . . . . . . . . .      118,625         115,775
                                                            ----------      ----------

Contract rights, trade names, goodwill, and other,
   net of accumulated amortization of $99,658
   and $84,296, respectively. . . . . . . . . . . . . . .      638,478         604,613
Investment in Norrell Corporation . . . . . . . . . . . .          ---          26,948
Notes receivable, long-term securities, and other assets.       82,190          83,800
                                                            ----------      ----------

   Total assets . . . . . . . . . . . . . . . . . . . . .  $ 1,208,907     $ 1,122,461
                                                            ==========      ==========

Liabilities And Shareholders' Equity

Current Liabilities:
Accounts payable. . . . . . . . . . . . . . . . . . . . .  $    41,284     $    34,154
Accrued liabilities . . . . . . . . . . . . . . . . . . .      173,223         133,984
Deferred revenues . . . . . . . . . . . . . . . . . . . .       68,078          66,865
Current portion of long-term obligations. . . . . . . . .        8,341           4,612
                                                            ----------      ----------
   Total current liabilities. . . . . . . . . . . . . . .      290,926         239,615
                                                            ----------      ----------

Long-Term Debt. . . . . . . . . . . . . . . . . . . . . .      384,232         384,509
Other Long-Term Obligations . . . . . . . . . . . . . . .       88,114          91,605
Commitments and Contingencies . . . . . . . . . . . . . .          ---             ---

Minority and General Partners' Interest
   includes General Partners' interest of
   $1,551 and $1,576, respectively  . . . . . . . . . . .      136,401         117,513

Shareholders' Equity:
Limited partners' equity - shares issued 78,055
   at September 30, 1994 and December 31, 1993. . . . . .      356,130         328,320
Treasury shares at cost - 1,585 shares at
   September 30, 1994 and 1,629 shares at
  December 31, 1993 . . . . . . . . . . . . . . . . . . .      (37,808)        (29,571)
Share subscriptions receivable and restricted shares -
   831 shares at September 30, 1994 and 872 shares
   at December 31, 1993 . . . . . . . . . . . . . . . . .       (9,088)         (9,530)
                                                            ----------      ----------
   Total shareholders' equity . . . . . . . . . . . . . .      309,234         289,219
                                                            ----------      ----------

   Total liabilities and shareholders' equity . . . . . .  $ 1,208,907     $ 1,122,461
                                                            ==========      ==========


                See Notes to Consolidated Financial Statements

                             SERVICEMASTER LIMITED PARTNERSHIP
                           Consolidated Statements of Cash Flows
                                       (In thousands)
                                                                    Nine Months Ended
                                                                      September 30,
                                                                   1994           1993
                                                               -----------    -----------

Cash and Cash Equivalents at January 1. . . . . . . . . . . . $     17,271   $     27,576

Cash Flows from Operations:
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . .      103,034        114,923
   Adjustments to reconcile net income
   to net cash flows from operations:
     Depreciation . . . . . . . . . . . . . . . . . . . . . .       23,907         21,947
     Amortization . . . . . . . . . . . . . . . . . . . . . .       15,362         15,880
     Provisions for losses on receivables . . . . . . . . . .       10,871          9,947
     Gain on issuance of subsidiary shares. . . . . . . . . .          ---        (30,200)
     Change in working capital, net of acquisitions:
       Receivables. . . . . . . . . . . . . . . . . . . . . .      (63,653)       (61,063)
       Inventories and other current assets . . . . . . . . .       (4,169)       (10,651)
       Accounts payable . . . . . . . . . . . . . . . . . . .        4,221           (874)
       Deferred revenues. . . . . . . . . . . . . . . . . . .        1,197          2,403
       Accrued liabilities. . . . . . . . . . . . . . . . . .       32,487         28,764
     Other, net . . . . . . . . . . . . . . . . . . . . . . .       23,571          9,219
                                                               -----------    -----------

Net Cash Provided from Operations . . . . . . . . . . . . . .      146,828        100,295
                                                               -----------    -----------

Cash Flows from Investing Activities:
   Business acquisitions, net of cash acquired. . . . . . . .      (42,248)       (69,771)
   Sale of investment in Norrell Corporation. . . . . . . . .       29,021          5,524
   Property additions . . . . . . . . . . . . . . . . . . . .      (23,748)       (27,139)
   Net purchases of securities. . . . . . . . . . . . . . . .       (3,019)          (587)
   Sale of equipment and other assets . . . . . . . . . . . .        1,973          3,334
   Payments to sellers of acquired businesses . . . . . . . .       (1,662)        (1,800)
                                                               -----------    -----------

Net Cash Used for Investing Activities. . . . . . . . . . . .      (39,683)       (90,439)
                                                               -----------    -----------

Cash Flows from Financing Activities:
   Distributions to shareholders and to shareholders' trust .      (64,915)       (61,010)
   Payment of debt and other obligations. . . . . . . . . . .      (33,709)      (125,910)
   Short-term borrowings, net . . . . . . . . . . . . . . . .       32,897        111,627
   Purchase of treasury shares. . . . . . . . . . . . . . . .      (25,978)        (7,528)
   Redemption of preferred stock. . . . . . . . . . . . . . .      (14,650)           ---
   Proceeds from employee share option plans. . . . . . . . .        4,269          3,043
   Distributions to holders of minority interests . . . . . .       (2,271)        (4,294)
   Proceeds from issuance of subsidiary shares. . . . . . . .          ---         68,000
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . .        4,534           (298)
                                                               -----------    -----------

Net Cash Used for Financing Activities. . . . . . . . . . . .      (99,823)       (16,370)
                                                               -----------    -----------

Cash Increase (Decrease) during the Period. . . . . . . . . .        7,322         (6,514)
                                                               -----------    -----------

Cash and Cash Equivalents at September 30 . . . . . . . . . . $     24,593   $     21,062
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

Note 2: The consolidated financial statements included herein have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest Annual Report to Shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1993. In the opinion of the Partnership, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position of ServiceMaster Limited Partnership as of September 30, 1994 and December 31, 1993, and the results of operations for the three month and nine month periods ended September 30, 1994 and 1993, and the cash flows for the nine month periods ended September 30, 1994 and 1993, have been included. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

Note 3: For interim accounting purposes, certain costs directly associated with the generation of lawn care revenues are initially deferred and recognized as expense as the related revenues are recognized. Full year results are not affected.

Note 4: In the Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1994 and 1993 is presented in the following table. The decrease in interest paid in 1994 from 1993 is primarily due to the timing of interest payments relating to refinanced debt in January 1994 and reduced debt balances reflecting reduced seasonal borrowings.


                                                       (In thousands)
                                                      1994        1993
Cash paid or received for:                           -------   --------
- - - --------------------------
Interest expense, net of amounts capitalized. . . . $ 19,736  $  20,066
Interest and dividend income. . . . . . . . . . . . $  1,657  $   1,877


                   SERVICEMASTER LIMITED PARTNERSHIP
                  MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

THIRD QUARTER 1994 COMPARED TO THIRD QUARTER 1993
- - - -------------------------------------------------

Revenues increased 6.3% to $797 million due to internal growth and the inclusion of VHA Long Term Care, which was acquired in August, 1993. Operating income margins improved to 7.4% from 6.3% during the quarter due to effective spending controls and continuing productivity improvements, particularly in the Consumer Services businesses. Net income was $38.1 million, reflecting a 20% increase over one year ago while earnings per share totalled $.49, also a 20% increase.

The Consumer Services business segment continued to achieve accelerated growth in revenues and profits. TruGreen-ChemLawn achieved a strong increase in customer base as a result of an excellent response to its marketing programs. Margin improvements were also experienced at this unit resulting from the leveraging of increased volume, the conversion to a more efficient fleet and other productivity improvements. Terminix also continued to improve margins, enabling it to realize solid profit growth despite unusual weather patterns which significantly impaired the termite swarm season industry wide and adversely impacted revenue growth. The Residential and Commercial and Merry Maids franchised businesses achieved strong increases in net profits from new franchise sales and from royalties from existing franchisees. American Home Shield achieved solid increases in volume in both California and the rest of the country, as well as continuing improvement in the rate of contract renewals, resulting in a sharp improvement in operating profits.

The Management Services business segment had revenues comparable to 1993 with overall profits slightly below last year. A modest increase in profits was achieved in the acute care sector of the health care market. Revenues in the education market increased while profits were reduced below prior year levels, primarily as a result of operating problems at two accounts that were started in the fourth quarter of last year. The business and industry group continued to be adversely impacted by downsizing and competitive market conditions.

In order to respond to unique customer needs and rapid changes in industry conditions, Management Services is reorganizing its operations from a regional, geographic-based structure to a centralized, market-oriented structure based on the three principle markets served: health care, education, and business and industry. Management believes these changes will enhance customer focus. These changes will also improve efficiencies as a result of the centralization of certain support functions and the elimination of certain middle level positions.

ServiceMaster Diversified Health Services, which provides comprehensive management services to the long term care sector of the health care market (including nursing homes, skilled nursing facilities and home health care agencies) achieved strong double digit growth in revenues and operating profits.

International operations achieved solid growth in revenues and profits. Two international pest control companies, Peter Cox in England and Protekta
Riwa in the Netherlands, were acquired late in the quarter, and had a slight positive effect on results for the period.

On a consolidated basis, cost of services rendered and products sold increased 5.2% but continued to decline as a percentage of revenue from 77.6% in 1993 to 76.8% in 1994. This decrease as a percentage of revenue continues to reflect the changing mix of the business as Consumer Services increases in size in relation to the overall business of the Partnership. The Consumer Services businesses operate at a higher gross profit than the Management Services businesses but incur higher levels of selling and administrative costs.

Consolidated selling and administrative expenses decreased as a percent of revenue from 16.0% in 1993 to 15.7% in 1994. This decrease as a percent of revenue reflects profitability improvements in the Consumer Services businesses and the addition of VHA Long Term Care, which has relatively lower selling and administrative expenses as a percent of revenue.

Interest expense increased from prior year reflecting increased borrowings relating to the two European pest control acquisitions made during the quarter. The increase in minority interest expense primarily reflects higher amounts associated with WMX Technologies' minority ownership interest in Consumer Services, which had significant increases in earnings.

NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO NINE
- - - -----------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 1993
- - - -------------------------------

Operating revenue for the nine months increased 9% to $2.25 billion primarily due to internal growth and the inclusion of VHA Long Term Care, which was acquired in August of 1993. Operating margins improved to 7.1% from 6.2% due to effective spending controls and ongoing productivity improvements in the Consumer Services businesses. As shown below, net income totalled $103.0 million, a 22% increase over comparable prior year amounts. Earnings per share totalled $1.33, a 20% increase on that basis.

                                              Nine Months
                                          Ended September 30,
                                             1994     1993
                                           -------   -------
  Net income before unusual gain on
    issuance of subsidiary shares . . . . $103,034  $ 84,723
    Per limited partners' share . . . . .    $1.33     $1.11

  Gain on issuance of subsidiary shares .      ---    30,200
                                           -------   -------

  Net income. . . . . . . . . . . . . . . $103,034  $114,923
                                           =======   =======
    Per limited partners' share . . . . .    $1.33     $1.50
                                              ====      ====

The Consumer Services business segment achieved strong growth in revenues and net income with solid performances achieved by all units. The TruGreen-ChemLawn operations had strong growth in revenues and profits resulting from good sales volume (reflecting an excellent response to its off-season residential marketing program) and ongoing cost controls and productivity improvements. Terminix operations continued to improve margins enabling it to achieve solid profit growth, despite the unusual weather patterns which adversely affected the termite swarm season industry-wide. The Merry Maids and Residential and Commercial operations continued to achieve strong growth in revenue and profits. American Home Shield achieved good improvement in revenues and operating income, with encouraging volume improvements in California as well as the rest of the country and continuing improvements in the rate of contract renewals.

The Management Services segment achieved good growth in revenues in the education market, while the health care market grew at a slower pace as a result of adverse industry conditions. Nine month profit in the education market was below prior year primarily reflecting profit shortfalls at two large accounts that were started in the fourth quarter of last year. The acute care health care market grew moderately despite adverse industry conditions and sales delays due to the uncertainties surrounding health care reform. The business and industry group continued to be adversely impacted by downsizing and competitive pressures, with profits reduced below prior year levels.

ServiceMaster Diversified Health Services continued to achieve strong growth in revenues and operating profits due to increases in fees from management contracts and strong sales growth in ancillary products and services.

On a consolidated basis, cost of services rendered and products sold increased 7.8% over 1993, but declined as a percent of revenue from 79.4% in 1993 to 78.6% in 1994, reflecting the continued stronger mix of the higher gross margin Consumer Services businesses. Consumer Services incurs a relatively lower level of cost of services but higher selling and administrative costs than Management Services.

Consolidated selling and administrative expenses increased 8.4% over last year and as a percentage of revenue remained consistent with prior year at 14.3%. Overall, consolidated operating income margins were improved to 7.1% from 6.2% during the nine months primarily due to continuing profitability improvements in the Consumer Services business unit and the addition of VHA Long Term Care, which has relatively higher operating income margins as a percent of revenue.

Interest expense remained flat compared to prior year reflecting lower seasonal borrowings as a result of improved cash flows offset by borrowings associated with the two European pest control acquisitions. A $30.2 million gain was recognized in June of 1993 relating to the purchase of an additional 5.76% interest in Consumer Services by WMX Technologies for $68 million in cash. There were no comparable transactions in 1994. The increase in minority interest expense primarily reflects this additional 5.76% interest in the Consumer Services segment, as well as the significant increase in earnings achieved by that segment.


FINANCIAL CONDITION
- - - -------------------

Funds provided from operations for the nine months increased 46% to $146.8 million, enabling the Partnership to fund its growth, pay for acquisitions, repurchase $26 million in treasury shares and still reduce long-term debt slightly from beginning of the year levels. Cash and marketable securities totalled approximately $44.3 million at September 30, 1994, an increase of $11.5 million from the December 31, 1993 level. The current ratio improved to 1.3 to 1.0 from 1.2 to 1.0 at the end of 1993. Management believes that funds generated from operations and existing cash resources are adequate to satisfy the ongoing working capital needs of the Partnership. The Partnership does not have any material capital commitments at this time.

In August of 1994, the Partnership acquired the assets and liabilities of Peter Cox PLC, a United Kingdom-based pest control and wood preservation business for approximately $22 million in cash. In September of 1994, the Partnership acquired the assets and liabilities of Protekta/Riwa a Netherlands-based group of pest control companies for approximately $7 million in cash. Contract rights, trade names, and other intangible assets increased as a result of these acquisitions.

The increase in accounts and notes receivable reflects general business growth, including strong growth in the more seasonal Consumer Services businesses and the acquisition of two European pest control businesses. Inventories are at a higher level than year-end due to seasonal patterns.

Prepaid expenses and other assets have increased since year-end but are lower than first and second quarter levels as the lawn care operations defer certain direct response marketing costs and other similar expenses in the first quarter and part of the second quarter and amortize them over the ensuing production season as related revenues are recognized. Deferred lawn care revenues are associated with customer prepayments and follow this same pattern.

In February, 1994, the Partnership sold its minority interest in Norrell Corporation for approximately $29 million in cash. In May, 1994, the Partnership redeemed all of the preferred shares of a Partnership subsidiary that were formerly held by the principal shareholder of Norrell Corporation for a combination of $14.6 million in cash and approximately 373,000 limited partnership shares.

Short-term liabilities, primarily payroll related accruals, increased from year-end reflecting the seasonality of the lawn care and pest control operations.
The increase in deferred revenues reflects improved volume at American
Home Shield.

Long-term debt was reduced primarily as a result of strong cash flows from operations offset in part by $29 million in new debt resulting from the European acquisitions. Proceeds from the sale of the Norrell investment were more than offset by the preferred share redemption described above and treasury share purchases. The long-term debt to equity ratio improved from
1.3 to 1.0 at year-end to 1.2 to 1.0 at September 30, 1994.

Minority interest increased from year-end primarily reflecting WMX
Technologies minority interest in the Consumer Services segment, other normal accruals of minority interest expense and the effects of the sale at the beginning of the year of a small minority equity interest in the Partnerships' Management Services subsidiary to members of senior management of that unit. These increases more than offset the previously described redemption of preferred shares.

Total shareholders' equity increased by 6.9% to $309.2 million as a result of strong earnings, partially offset by distributions to shareholders and share repurchases. Cash distributions paid directly to shareholders totalled $52.9 million or $.69 per share, a 4.5% increase over prior year. Distributions of $10.4 million were also made to the trust established for the benefit of shareholders.

On April 29, 1994, the Board of Directors of the Partnership authorized the repurchase of up to $30 million of Limited Partnership shares in the open market or in privately-negotiated transactions. Shares repurchased under the program will be available for general Partnership purposes, including employee benefit programs and business acquisitions. Through September 30, 1994, approximately $17 million of shares had been repurchased under this program.

                                   PART II.  OTHER INFORMATION

                                SERVICEMASTER LIMITED PARTNERSHIP
                                           Exhibit 11
                    EXHIBIT REGARDING DETAIL OF INCOME PER SHARE COMPUTATION
                              (In thousands, except per share data)

                                            Three Months Ended       Nine Months Ended
                                               September 30,          September 30,
                                              1994       1993       1994        1993
                                           ----------  --------  ---------  ----------
Shares used for computing primary earnings
 per share--

   Shares outstanding on weighted
   average basis. . . . . . . . . . . . .      75,752    75,329     75,858      75,043

   Equivalent shares--
   Options and subscriptions outstanding.       1,669     1,725      1,742       1,461
                                           ----------  --------  ---------  ----------

   Weighted average and equivalent shares
   for primary calculations . . . . . . .      77,421    77,054     77,600      76,504
                                           ==========  ========  =========  ==========

Primary earnings per share. . . . . . . .      $  .49    $  .41     $ 1.33     $  1.50
                                                =====     =====      =====      ======



Net income. . . . . . . . . . . . . . . . $    38,054 $  31,632 $  103,034 $   114,923

Interest on convertible debentures. . . .         495       644      1,593       1,935
                                           ----------  --------  ---------  ----------

Net income for fully diluted calculations $    38,549 $  32,276 $  104,627 $   116,858
                                           ==========  ========  =========  ==========



Shares used for computing fully
diluted earnings per share--

   Shares outstanding . . . . . . . . . .      77,423    77,125     77,606      76,839

   Equivalent Shares--
   Shares issuable upon conversion of
   convertible debentures . . . . . . . .       1,751     2,424      1,751       2,424
                                           ----------  --------  ---------  ----------

   Weighted average and equivalent shares
   for fully diluted calculations . . . .      79,174    79,549     79,357      79,263
                                           ==========  ========  =========  ==========

Fully diluted earnings per share. . . . .       $ .49    $  .41     $ 1.32     $  1.47
                                                 ====     =====      =====      ======


                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 1994


                     SERVICEMASTER LIMITED PARTNERSHIP
                     (Registrant)

                     By:    s/Ernest J. Mrozek
                        ---------------------------------------
                              Ernest J. Mrozek
                     Vice President and Chief Financial Officer