Form 10-K
SERVICEMASTER LTD PARTNERSHIP
filed 1995-03-31
CIK 806027

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                  Annual Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1994.  Commission File number 1-9378


                        SERVICEMASTER LIMITED PARTNERSHIP
           (Exact Name of Registrant as Specified in its Certificate)



               Delaware                      36-3497008
          ----------                    ------------
(State or Other Jurisdiction of       (I.R.S. Employer
 Incorporation or Organization)      Identification No.)


     One ServiceMaster Way, Downers Grove, Illinois    60515-9969
     ----------------------------------------------    ----------
     (Address of Principal Executive Offices)          (Zip Code)

Registrant's telephone number, including area code: (708) 271-1300

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange
     Title of Each Class                      On Which Registered
     -------------------                     ---------------------
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
     Yes    X  No
          ----      ----

     The Aggregate Market Value of Shares Held by Non-Affiliates of the Registrant As of March 14, 1995 was $1,891,376,000.

                  DOCUMENTS INCORPORATED BY REFERENCE

     Certain parts of the Registrant's Annual Report to Shareholders for the year ended December 31, 1994 are incorporated into Part I, Part II and Part IV of this Form 10-K.
------------------------------------------------------------------------

                             PART I

Item 1.   Business

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

     The Registrant is a holding company whose limited partner shares are listed on the New York Stock Exchange and whose principal asset consists of all of the common limited partner interest in The ServiceMaster Company. Until January 31, 1992, the Registrant had both individual general partners and one corporate general partner. In January 1992, the shareholders of the Registrant approved an amendment of the Registrant's agreement of limited partnership under which the structure of the Registrant was changed by the withdrawal of the three individual general partners and the admission of ServiceMaster Corporation as a special general partner. These changes are described further under the caption "The 1992 Reorganization".

     The two principal operating groups of the ServiceMaster business are Consumer Services and Management Services, each of which is organized as a separate limited partnership. ServiceMaster Consumer Services Limited Partnership was formed in the summer of 1990, and ServiceMaster Management Services Limited Partnership was formed in December 1991.

     All subsidiaries of The ServiceMaster Company (which for purposes of this paragraph are limited to first-tier subsidiaries) are wholly owned except for the following:
ServiceMaster Consumer Services L. P., as to which a subsidiary of WMX Technologies, Inc. owns a 27.8% common equity interest; ServiceMaster Management Services L.P., as to which senior management owns a 10% equity interest (determined after giving effect to intercompany debt), and LTCS Investment L.P. (the immediate parent of ServiceMaster Diversified Health Services), as to which management of ServiceMaster Diversified Health Services owns an 11% equity interest.

     All subsidiaries of ServiceMaster Consumer Services L.P. are now wholly owned. However, throughout the year 1994 senior management of TruGreen Limited Partnership owned a 15% interest in that partnership. This 15% interest was acquired by the Registrant in January 1995. See Note I, page 14, for further information regarding this transaction.

     All subsidiaries of ServiceMaster Management Services L.P.
are wholly owned.

The 1992 Reorganization

     On January 13, 1992, the shareholders approved a "Reorganization Package" consisting of a comprehensive amendment and restatement of its partnership agreement and a merger by which the Registrant can convert back into corporate form. The expected time of such conversion is the end of December 1997.

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

     The Reorganization Package included certain changes in the identity of and the capital contribution requirements for the general partners of the Registrant. These changes were effected on January 31, 1992. On that date, ServiceMaster Management Corporation became the sole general partner of the Registrant and of The ServiceMaster Company with sole management authority with respect to these partnerships and the amount of independent capital required to be maintained by ServiceMaster Management Corporation was reduced to $15 million.

     For further information concerning the changes effected by the 1992 Reorganization, see the discussion captioned
"Description of the Structure of the ServiceMaster Enterprise" beginning on page 14.

Principal Business Groups

     ServiceMaster is functionally divided into four operating groups: Consumer Services,Management Services, Diversified Health Services and International and New Business Development.
Consumer Services and Management Services are the two principal operating groups. Reference is made to the information under the caption "Business Unit Reporting" on page 29 of the ServiceMaster Annual Report to Shareholders for 1994 (the "1994 Annual Report") for detailed financial information on these two groups.

Trademarks and Service Marks; Franchises

     The Company's trademarks and service marks are important for all elements of the Company's business, although such marks are particularly important in the advertising and franchising activities conducted by the operating subsidiaries of ServiceMaster Consumer Services L.P. Such marks are registered and are renewed at each registration expiration date.

     Within ServiceMaster Consumer Services, franchises are important for the TruGreen-ChemLawn, Terminix, ServiceMaster Residential/Commercial, and Merry Maids businesses.
Nevertheless, revenues and profits derived from franchise-related activities constitute less than 10% of the revenue and profits of the consolidated ServiceMaster enterprise. Franchise agreements made in the course of these businesses are generally for a term of five years. ServiceMaster's renewal history is that most of the franchise agreements which expire in any given year are renewed.

Consumer Services

     ServiceMaster Consumer Services provides specialty services to homeowners and commercial facilities through five companies:
TruGreen L.P. ("TruGreen-ChemLawn"); The Terminix International Company L.P. ("Terminix"); ServiceMaster Residential/Commercial Services L.P. ("Res/Com"); Merry Maids L.P. ("Merry Maids"); and American Home Shield Corporation ("American Home Shield" or "AHS"). The services provided by these companies include: lawn care, tree and shrub services under the "TruGreen" and "ChemLawn" service marks; termite and pest control and radon testing services under the "Terminix" service mark; residential and commercial cleaning and disaster restoration services under the "ServiceMaster" service mark; domestic housekeeping services under the "Merry Maids" service mark; and home systems and appliance warranty contracts under the "American Home Shield" service mark.

     The services provided by the five Consumer Services companies are part of the ServiceMaster "Quality Service Network" and are accessed by calling a single toll-free telephone number:
1-800-WE SERVE. ServiceMaster focuses on establishing relationships to provide one or more of these services on a repetitive basis to customers. Since 1986, the number of customers served by ServiceMaster Consumer Services has increased from fewer than one million customers to more than 6.4 million customers (including international operations).

     The International and New Business Development Group is responsible for overseeing the Consumer Services which are provided in foreign markets.

     TruGreen-ChemLawn. Until January 1, 1995, TruGreen-ChemLawn was an 85% owned subsidiary of ServiceMaster Consumer Services Limited Partnership with senior management of TruGreen-ChemLawn holding the remaining 15% interest. However, effective January 1, 1995, all of the holders of the 15% minority interest contributed their interests to the Registrant in exchange for shares of the Registrant. See Note I, page 21 for further information regarding this transaction. With 2.3 million residential and commercial customers, TruGreen-ChemLawn is the
leading provider of lawn care services in the United States.   As
of December 31, 1994, TruGreen-ChemLawn had 173 company-owned branches and 73 franchised branches. TruGreen-ChemLawn also provides lawn care services in Saudi Arabia through a licensing arrangement. The TruGreen-ChemLawn business is seasonal in nature.

     Terminix. Terminix is a wholly owned subsidiary of ServiceMaster Consumer Services L.P. With approximately 2.0 million residential and commercial customers, Terminix, through its company-owned branches and through franchisees, is the leading provider of termite, pest control and radon testing services in the United States. As of December 1994, Terminix was providing these services through 314 company-owned branches in 40 states and Mexico and through 225 franchised branches in 22 states and Mexico. Terminix also provides termite and pest control services in Japan, Taiwan, Lebanon, Saudi Arabia, Oman, the Bahamas, Dominican Republic, Jamaica, and Puerto Rico through licensing arrangements with local partners. It provides the same services through subsidiaries in Belgium, the Netherlands, Norway, Sweden, the United Kingdom, and Mexico. The Terminix business is seasonal in nature.

     Res/Com. Res/Com is a wholly owned subsidiary of ServiceMaster Consumer Services L.P. ServiceMaster, through Res/Com, is the leading franchisor in the residential and commercial cleaning field. Res/Com provides carpet and upholstery cleaning and janitorial services, disaster restoration services and window cleaning services to over 1.3 million residential and commercial customers worldwide through a network of over 4,300 independent franchisees. Res/Com provides its services through subsidiaries in Germany and the United Kingdom, through an affiliate in Canada, and through licensees in Australia, New Zealand, Austria, Belgium, Finland, Spain, Turkey, Saudi Arabia, Korea, Japan, Brazil, and Canada.

     Merry Maids. Merry Maids is a wholly owned subsidiary of ServiceMaster Consumer Services Limited Partnership. (A minority interest held by senior management of Merry Maids at the end of 1993 was acquired by Merry Maids in 1994). Merry Maids is the organization through which ServiceMaster provides domestic house cleaning services. With nearly 200,000 customers, Merry Maids is the leading provider of domestic house cleaning services in the United States. As of December 31, 1994, these services were provided through 4 company-owned branches in four states and through 774 licensees operating in 49 states. Merry Maids also provides domestic housecleaning services in Canada through an affiliate and in Japan, the United Kingdom, Saudi Arabia, Denmark and Australia through licensing arrangements with local service providers.

     American Home Shield. AHS is a wholly owned subsidiary of SVM Holding Corp., a holding company in which ServiceMaster Consumer Services L.P. owns 100% of the equity. (An 8% interest held by senior management of AHS at the end of 1993 was acquired by SVM Holding Corp. in 1994). AHS is a leading provider of home service warranty contracts in the United States, providing homeowners with contracts covering the repair or replacement of built-in appliances, hot water heaters and electrical, plumbing, central heating, and central air conditioning systems which malfunction by reason of normal use. Service contracts are presently sold principally through participating real estate brokerage offices in conjunction with resales of single-family residences to homeowners. AHS also sells service warranty contracts directly to non-moving homeowners through various other distribution channels which are currently being expanded. As of December 31, 1994, AHS was providing services to approximately 328,000 homes through approximately 6,000 independent repair maintenance contractors in 47 states and the District of Columbia, with operations in California, Texas and Arizona accounting for 30%, 21% and 9%, respectively, of AHS' gross contracts written. AHS also provides home service warranty contracts in Japan and Saudi Arabia through licensing arrangements with local service providers.

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

     For many years, Management Services was organized in geographic companies, with each of these companies providing the full range of ServiceMaster's supportive management services. In October 1994, Management Services was reorganized into three discrete operating units each providing a separate functional service on a nationwide basis. These units are: Healthcare Management Services; Education Management Services; and Business and Industry Management Services.

     As of December 31, 1994, ServiceMaster was providing supportive management services to approximately 2,200 health care, educational and commercial facilities. These services were being provided in all 50 states and the District of Columbia and in 15 foreign countries. Outside of the United States, ServiceMaster was providing management services through subsidiaries in Japan, through affiliated companies in Canada, Japan, Italy, Mexico, and the United Kingdom, and through licensees in Korea, Australia, New Zealand, Singapore, Taiwan, Hong Kong, Czech Republic, Slovakia, Chile, Japan and throughout the Middle East. The International and New Business Development Group is responsible for overseeing the management services which are provided in foreign markets.

     In February 1995, Management Services formed a joint venture with DAKA International in which the latter, in effect, acquired 80% of Management Services'education food service management business. At the time of its formation, the DAKA-ServiceMaster Management Services joint venture was serving approximately 100 customers.

Diversified Health Services

     The Diversified Health Services Group was organized in 1993.
It consists of the ServiceMaster Diversified Health Services companies and ServiceMaster Home Health Care Services. The
Diversified Health Services companies were acquired by

ServiceMaster in August 1993, at which time they were known as VHA Long Term Care.

     ServiceMaster Diversified Health Services. ServiceMaster Diversified Health Services, Inc., ServiceMaster Diversified Health Services L.P. and their respective subsidiaries (collectively, the "ServiceMaster Diversified Health Services Companies") form a comprehensive health services organization which provides: management services to freestanding, hospital based, and government owned nursing homes and assisted living facilities; design, development, refurbishing and construction consulting services to long-term care facilities; hospice services; and various medical supplies. The companies are the exclusive licensee to promote the provision of long-term care services to the hospitals in the Voluntary Hospitals of America alliance. As of December 31, 1994, the ServiceMaster Diversified Health Services Companies were providing management services to approximately 14,800 beds in 28 states in a total of 103 facilities.

     Home Health Care Services. ServiceMaster Home Health Care Services Inc. provides management services to hospital-based home health care agencies and operates freestanding home health care agencies. As of December 31, 1994, this organization was serving 46 home health care agencies, four of which are wholly-owned.

International and New Business Development

     The International and New Business Development Group consists of International Services and companies which are in a formative stage of development.

     International Services. The International Services component of the International and New Business Development Group oversees the performance of supportive management services and consumer services in international markets either through the arrangements described above or through ownership of foreign operating companies acquired by ServiceMaster.

     In the Spring of 1994, ServiceMaster made a strategic decision to expand its pest control business into Europe through the acquisition of existing pest control companies. Thereafter, in August 1994, International Services organized TMX-Europe B.V., a Netherlands limited company ("TMX-Europe") as a subsidiary of The ServiceMaster Company to serve as a holding company for acquisitions of pest control businesses in the United Kingdom and Europe. At the end of August 1994, TMX-Europe acquired Peter Cox plc, a leading pest control company in the United Kingdom; in early September 1994, TMX-Europe acquired Protekta B.V. and Riwa B.V., each a pest control company in the Netherlands; and at the end of December 1994, TMX-Europe acquired Anticimex Development

AB, a holding company for pest control and related businesses in Sweden.

     Child Care Services. ServiceMaster Child Care Services, Inc., a part of the New Business Development component of the International and New Business Development Group, operates employer or developer sponsored child care centers under the "GreenTree" service mark. As of December 31, 1994, GreenTree had 17 child care centers in operation, all of which were in the greater Chicago area and in Milwaukee, Wisconsin.

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

     The principal methods of competition employed by ServiceMaster in the Consumer Services business are name recognition, assurance of customer satisfaction and history of providing quality services to homeowners. The principal methods of competition employed by ServiceMaster in each of the operating units in the Management Services business are price, quality of service and history of providing management services. The principal methods of competition employed by ServiceMaster in the Diversified Health Services business are name recognition, price, quality of services and history of providing management services.

Consumer Services

     Consumer Services subsidiaries provide a variety of residential and commercial services under their respective names on the basis of their and ServiceMaster's reputation, the strength of their service marks, their size and financial capability, training and technical support services. The markets served by Terminix and TruGreen/ChemLawn are seasonal in nature.

     Lawn Care Services. TruGreen-ChemLawn, both directly and through franchisees, provides lawn care services to residential and commercial customers. Competition within the lawn care market is strong, coming mainly from regional and local, independently owned firms and from homeowners who elect to care for their lawns through their own personal efforts. TruGreen-ChemLawn is the leading national lawn care company within this market.

     Lawn care services are regulated by law in most of the states in which TruGreen-ChemLawn provides such services. These laws require licensing which is conditional on a showing of technical competence and adequate bonding and insurance. The lawn care industry is regulated at the federal level under the Federal Insecticide, Fungicide and Rodenticide Act, and lawn care companies (such as TruGreen-ChemLawn) which apply herbicides and pesticides are regulated under the Federal Environmental Pesticide Control Act of 1972. Such laws, together with a variety of state and local laws and regulations, may limit or prohibit the use of certain herbicides and pesticides, and such restrictions may adversely affect the business of TruGreen-ChemLawn.

     Termite, Pest Control and Radon Testing Services. The market for termite, pest control and radon testing services to commercial and residential customers includes several large competitors and many small competitors. Terminix is the leading national termite and pest control company within this market and has a significant share of the market. Competition within the termite and pest control market is strong, coming mainly from regional and local, independently owned firms throughout the United States and from one other company which operates on a national basis.

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

     House Cleaning Services. The market for domestic house cleaning services is highly competitive. In urban areas the market involves numerous local companies and a few national companies. ServiceMaster believes that its share of the total potential market for such services is small and that there is a significant potential for further expansion of its housecleaning business through continued internal expansion and greater penetration of the housecleaning market. Through its franchisees, ServiceMaster has a small share of the market for the cleaning of residential and commercial buildings.

     Home Systems and Appliance Warranty Contracts. The market for home systems and appliance warranty contracts is relatively new. ServiceMaster believes that AHS maintains a favorable position in its industry due to the system developed and used by AHS for accepting, dispatching and fulfilling service calls from homeowners through a nationwide network of independent contractors. AHS also has a computerized information system developed and owned by AHS, and an electronic digital voice communication system through which AHS handled more than 5.1 million calls in 1994.

Management Services

     Health Care. Within the market consisting of general health care facilities having 50 or more beds, ServiceMaster is the leading supplier of plant operations and maintenance, housekeeping, clinical equipment maintenance, and laundry and linen management services. As of December 31, 1994, ServiceMaster was serving in approximately 1,300 health care facilities. The majority of health care facilities within this market not currently served by ServiceMaster assume direct responsibility for managing their own non-medical support functions.

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

     Education. ServiceMaster is a leading provider of maintenance, custodial, and grounds services and through the DAKA/ServiceMaster joint venture, food management services, to the education market. The facilities which comprise the education market served by ServiceMaster include primary schools, secondary schools and school districts, private specialty schools and colleges and universities. As of December 31, 1994, ServiceMaster was serving in approximately 500 educational facilities. ServiceMaster believes there is significant potential for expansion in the education market due to its current relatively low penetration of that market and the trend of educational facilities to consider outsourcing more of their
service requirements.   However, a majority of the educational
facilities continue to assume direct responsibility for managing their support functions.

     Business and Industry. ServiceMaster believes it is a leading provider of plant operations and maintenance, custodial and grounds management services to business and industrial customers. During the period 1991 - 1994, this market has been adversely affected by periods of weak economic conditions and corporate downsizing, but ServiceMaster continues to believe that there is potential for expansion in the business and industrial markets due to ServiceMaster's low current penetration of that market and the trend of business to consider outsourcing more of their service requirements and the trend of governmental units to privatize parts of their operations. As of December 31, 1994, ServiceMaster was serving in 141 business or industrial facilities.

Diversified Health Services

     Long-Term Care Management Services. The ServiceMaster Diversified Health Services Companies constitute the nation's ninth largest long term care company based on the number of beds served and the largest company that is primarily a management services company (as distinguished from a real estate operator). It is also a major provider of planning and design services for long term care facilities and for acute care hospitals.

     Home Health Care Services. ServiceMaster Home Health Care Services is a leading provider of management services to hospital-affiliated home health care agencies. The number of free-standing home health care agencies operated by ServiceMaster Home Health Care Services represents a very small proportion of home health care agencies in the United States.

International and New Business Development

     International Services. The pest control companies acquired by ServiceMaster through International Services are each leaders in the pest control business in the countries in which they respectively operate. ServiceMaster believes that there is potential for expansion of these businesses in both the United Kingdom and elsewhere on the European continent.

     Child Care Services. ServiceMaster Child Care Services, Inc. is the sixth largest manager of employer-based child care facilities in the United States. ServiceMaster believes that there is a significant potential for expansion of its child care services, particularly in the market consisting of employer-based child care.

Major Customers.

     ServiceMaster has no single customer which accounts for more than 10% of its total revenues. No part of the Company's business is dependent on a single customer or a few customers the loss of which would have a material adverse effect on that part.
Revenues from governmental sources are not material.

Employees

     On December 31, 1994, ServiceMaster had a total of approximately 34,000 employees.

     ServiceMaster provides its employees with annual vacation, medical, hospital and life insurance benefits and the right to participate in additional benefit plans which are described in the Notes to Financial Statements included in the 1994 Annual Report.

                   STRUCTURE OF SERVICEMASTER


This chart shows the entities which collectively make up the ServiceMaster enterprise. The public shareholders are shown at the top of the chart, below which are listed ServiceMaster Limited Partnership, The ServiceMaster Company, the four business units and their respective significant subsidiaries, in that order.

  DESCRIPTION OF THE STRUCTURE OF THE SERVICEMASTER ENTERPRISE

Organization and Structure of the Parent Companies

     Until December 30, 1986, the ServiceMaster business was conducted by ServiceMaster Industries Inc. On December 30, 1986, ServiceMaster was reorganized into a limited partnership with the following results, among others: ServiceMaster Limited Partnership became the parent unit in the ServiceMaster enterprise, with one limited partnership share in ServiceMaster Limited Partnership being issued to replace every then outstanding share of common stock issued by ServiceMaster Industries Inc., and The ServiceMaster Company Limited Partnership was established as the principal operating subsidiary of ServiceMaster Limited Partnership.

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

     Since January 1, 1987, the general partners have collectively held a 1% interest in all profits and losses of ServiceMaster Limited Partnership and of The ServiceMaster Company, in each case limited to profits and losses generated since that date. Following the withdrawal of the individual general partners on January 31, 1992, the entire 1% interest in the profits and losses of each of ServiceMaster Limited Partnership and The ServiceMaster Company has been held by ServiceMaster Management Corporation. These separate interests constitute an aggregate interest of approximately 2% of the consolidated income and losses of the ServiceMaster business (determined after allowing for minority interests in subsidiaries, where applicable).

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


The 1992 Reorganization (ServiceMaster Corporation)

     Reference is made to the discussion on page 1 for the background of the 1992 Reorganization. As a result of the approval of the Reorganization Package on January 13, 1992, ServiceMaster Corporation was admitted as a Special General Partner of the Registrant on January 31, 1992. As of March 20, 1995, no shares of stock of ServiceMaster Corporation had been issued and the corporation remains dormant.


Organization and Structure of Consumer Services

     ServiceMaster Consumer Services Limited Partnership ("SMCS") provides a separate identity for the Consumer Services business. SMCS is a holding company for all of the operating groups which comprise such business, i.e., TruGreen-ChemLawn, Terminix, ServiceMaster Residential/Commercial Services, Merry Maids, and American Home Shield.

     SMCS has two general partners, ServiceMaster Consumer Services, Inc. and The ServiceMaster Company, and two limited partners, The ServiceMaster Company and a subsidiary of WMX Technologies, Inc. (which holds a 27.8% interest in SMCS). The controlling interest in ServiceMaster Consumer Services, Inc., is held by ServiceMaster Management Corporation.


Organization and Structure of Management Services

     ServiceMaster Management Services Limited Partnership
("SMMS") provides a separate identity for the Management Services business. This business is primarily carried out through three divisions of SMMS, with a small amount of specialized business conducted through a wholly owned subsidiary.

     SMMS has two general partners, ServiceMaster Management Services, Inc., and The ServiceMaster Company and 44 limited partners in two classes: Class A and Class B. The general partners together hold a 1% interest in SMMS. The Class A limited partners, all of whom are senior members of SMMS management, collectively own 10% of the equity of SMMS (with equity determined for this purpose after allowing for $505.6 million of intercompany debt to The ServiceMaster Company). The Class B limited partner is The ServiceMaster Company, which holds the remaining equity interest in SMMS.


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

     ServiceMaster Home Health Care Services Inc. is wholly owned by The ServiceMaster Company.

Organization and Structure of International and New Business
Development

     International operations of the Company are carried out through subsidiaries, licensing or joint venture arrangements all of which are coordinated and supervised by the International Services component of International and New Business Development. As previously noted, in 1994, the Company, through its Netherlands subsidiary, TMX-Europe B.V., acquired pest control businesses in the United Kingdom, the Netherlands and Sweden.

     The ServiceMaster Company owns all of the equity in ServiceMaster Child Care Services, Inc. as part of its New
Business Development group.

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

Note B--ServiceMaster Limited Partnership

     The Registrant (ServiceMaster Limited Partnership) serves as the holding company for the ServiceMaster business. It does not conduct any significant business operations or own any significant property except for its 99% common equity interest in the profits, losses and distributions of The ServiceMaster Company Limited Partnership. ServiceMaster Corporation became a special general partner of the Registrant following the approval of and in accordance with the 1992 Reorganization, but ServiceMaster Corporation has not been activated through the issuance of any of its stock. Reference is made to the Proxy Statement/Prospectus of ServiceMaster Limited Partnership dated December 11, 1991 for a complete discussion of the background and arrangements regarding ServiceMaster Corporation.


Note C--The ServiceMaster Company Limited Partnership

     The ServiceMaster Company Limited Partnership conducts all of the operations of the International and New Business Development Group and serves as a holding company for the Consumer Services, Management Services, and Diversified Health Services groups. All of its common limited partner interests are held by the Registrant. An individual held a preferred limited partner interest in The ServiceMaster Company which was redeemed by The ServiceMaster Company in May 1994 - see Note S. On January 1, 1993, the ServiceMaster SGP Trust became a special general partner of The ServiceMaster Company and has remained a special general partner of The ServiceMaster Company since that date - see Note T.


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

     The certificate of incorporation of ServiceMaster Management Corporation requires that a majority of the positions on its board of directors must be comprised of independent directors. The certificate of incorporation further provides that this requirement may not be amended without the consent of the holders of a majority of the outstanding shares of ServiceMaster Limited Partnership. During the year 1994, the stock of ServiceMaster Management Corporation was owned by persons who were past or present senior members of the ServiceMaster management. The stockholders of this corporation have deposited their stock in a voting trust of which the directors themselves are trustees with discretionary power to vote the stock. These arrangements enable the incumbent members of the Board of Directors to choose the persons elected to the Board each year.

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

     For the year 1994, each of the Partnerships made cash distributions equal to 1% of its net income to ServiceMaster Management Corporation. The total of the distributions made with respect to the year 1994 was $3,041,268. From that amount the corporation paid state corporate taxes and, on behalf of its stockholders but subject to reimbursement by them, the letter of credit fees charged with respect to the promissory notes described in the next paragraph. The balance, $2,895,062, was distributed by ServiceMaster Management Corporation to those past and present officers of ServiceMaster who constituted the stockholders of ServiceMaster Management Corporation. At December 31, 1994, such persons included Messrs. Cantu, Erickson, Mooney, Keith, and Squires, whose participations within the 1.99% total carried interest of ServiceMaster Management Corporation at the end of 1994 were, respectively, 11.44%, 11.44%, 2.53%, 3.04%, and 3.04%.

     The stock of ServiceMaster Management Corporation is presently owned by 35 ServiceMaster executives, each of whom has signed a promissory note payable to the corporation in the amount of the purchase price of his or her stock. Such notes total approximately $15,000,000 in the aggregate and are payable upon demand. The payment of each such note is secured by a letter of credit from the Bank of America (Illinois). The fees for such letters of credit are borne entirely by the makers of the notes and not by ServiceMaster.


Note E--ServiceMaster Consumer Services Limited Partnership and
ServiceMaster Consumer Services, Inc.

     ServiceMaster Consumer Services Limited Partnership ("SMCS") is the holding company for the Consumer Services business. ServiceMaster Consumer Services, Inc. is one of the two general partners of SMCS. The second general partner is The ServiceMaster Company. The ServiceMaster Company, through its direct and indirect ownership of the 1% interest held by the general partners and as one of two limited partners, holds in total a 72.2% equity interest in SMCS. The other limited partner is WMI Urban Services, Inc. ("WMUS"), a wholly owned subsidiary of WMX Technologies, Inc., which owned 27.8% of the common equity of SMCS at the end of 1994. Beginning on January 1, 1998, WMUS has a right to convert its equity interest in SMCS into common stock of the ServiceMaster parent entity based on relative fair market values at the date of conversion. However, the parent entity has the unilateral option to substitute cash for the parent shares which would otherwise be issued.


Note F--ServiceMaster Management Services Limited Partnership and
ServiceMaster Management Services, Inc.

     ServiceMaster Management Services Limited Partnership ("SMMS") is the holding company for the Management Services business. ServiceMaster Management Services, Inc. is one of the two general partners of SMMS. The second general partner is The ServiceMaster Company. The general partners collectively hold a 1% interest in SMMS, and The ServiceMaster Company, as the Class B limited partner, and members of senior management of Management Services, as Class A limited partners, hold the remaining 99% interest.

     In January 1994, members of senior SMMS management purchased a 10% interest in SMMS as Class A limited partners. The equity of SMMS is determined, for purposes of such 10% interest, after allowing for intercompany debt to The ServiceMaster Company.
Such intercompany debt is offset and eliminated in preparing the consolidated financial statements of the Registrant. SMMS has the right (the "call right") to purchase this minority interest and each Class A limited partner has the right (the "put right") to require SMMS to purchase his or her interest at any time after the end of the year 1997. The purchase price for all transactions involving the purchase of a Class A limited partner interest is the then current fair market value of the interest as confirmed by an independent appraisal.


Note G--ServiceMaster Diversified Health Services

     ServiceMaster Diversified Health Services is a division of The ServiceMaster Company. It is comprised of the ServiceMaster Diversified Health Services Companies ("DHS") and ServiceMaster Home Health Care Services. The former is 89% owned by The ServiceMaster Company (see Note N) while the latter is 100% owned by The ServiceMaster Company but the latter's earnings are included as part of the earnings of DHS for purposes of the minority interest in DHS. The ServiceMaster Diversified Health Services Companies include a parent limited partnership and its general partner, and a number of subsidiary companies.


Note H--International and New Business Development

     International and New Business Development is a division of The ServiceMaster Company. It consists of International Services and New Business Development. The International Services component oversees and provides administrative support for

ServiceMaster's international operations.  The New Business
Development component oversees and provides administrative support for businesses which are in their formative stages (e.g., ServiceMaster Child Care Services).


Note I--TruGreen Limited Partnership

     TruGreen Limited Partnership ("TruGreen") has two general partners: TruGreen, Inc., which is the managing general partner, and TSSGP. Until January 1, 1995, members of TruGreen management owned a 15% minority interest in TruGreen. Effective January 1, 1995, all of the holders of the minority interest contributed their limited partner units in TruGreen to the Registrant in exchange for 2,824,062 shares of the Registrant and a contingent right to receive an additional payment in 1997 depending upon the magnitude of TruGreen's earnings and the performance of the Registrant's shares in 1995 and 1996. As a result of this transaction, the Registrant and Consumer Services together became the owners of 100% of the equity interests in TruGreen.


Note J--The Terminix International Company Limited Partnership

     The Terminix International Company Limited Partnership
("Terminix") has two general partners: Terminix International, Inc., the managing general partner, and TSSGP Limited Partnership
("TSSGP"). Terminix is a wholly owned subsidiary of SMCS.


Note K--Res/Com Limited Partnership

     ServiceMaster Residential/Commercial Services Limited Partnership ("Res/Com") has two general partners: ServiceMaster Residential/Commercial Services Management Corporation, which is the managing general partner, and TSSGP. Res/Com is a wholly owned subsidiary of SMCS.


Note L--Merry Maids Limited Partnership

     Merry Maids Limited Partnership ("Merry Maids") has two general partners: Merry Maids, Inc., which is the managing general partner, and TSSGP. Merry Maids is a wholly owned subsidiary of SMCS. (The minority interest in Merry Maids held by members of senior management of Merry Maids was acquired by Merry Maids in 1994).

Note M--American Home Shield Corporation

     American Home Shield Corporation ("AHS") is a wholly-owned subsidiary of SVM Holding Corp. ("Holding"). Holding is a wholly owned subsidiary of SMCS. (The 8% interest in Holding held by members of senior management of AHS was acquired by Holding in 1994.)


Note N--ServiceMaster Diversified Health Services Companies

     The ServiceMaster Diversified Health Services Companies (formerly VHA Long Term Care) are wholly owned subsidiaries of LTCS Investment L.P. ("LTCS"). LTCS is 89% owned by The ServiceMaster Company and 11% by members of senior management of the ServiceMaster Diversified Health Services Companies. LTCS has the right (the "call right") to purchase this 11% minority interest, and each person who holds a part of the minority interest has the right (the "put right") to require LTCS to purchase his or her minority interest in LTCS. The call right and the put right may be exercised at any time during the period beginning on January 1, 1999, and ending on January 31, 2004. The purchase price for all transactions involving a minority interest purchase is the then current fair market value as confirmed by an independent appraisal.


Note O--Home Health Care Services

     ServiceMaster Home Health Care Services Inc. is a wholly owned subsidiary of The ServiceMaster Company and is a part of the ServiceMaster Diversified Health Services group.


Note P--Child Care Services

     ServiceMaster Child Care Services, Inc., is a wholly owned subsidiary of The ServiceMaster Company and is a part of the New
Business Development group. Its operations have been described above (page 8).


Note Q--International Services

     The International Services component of the International and New Business Development group is a division of The ServiceMaster Company. Its operations have been described above (page 7). It owns all of the shares of TMX-Europe B.V., the Netherlands holding company for all pest control businesses acquired in Europe.

Note R--Other Subsidiaries

     Other subsidiaries include CMI Group, Inc., a subsidiary of ServiceMaster Management Services L.P.; miscellaneous operating and name protection entities; and ServiceMaster Operations, AG, a Swiss corporation which, in turn, operates through separate subsidiaries organized in the United Kingdom and Germany. Reference is made to Exhibit 21 for a complete list of the subsidiaries of the Registrant.


Note S--Norrell Corporation

     On February 11, 1994, ServiceMaster sold to Norrell Corporation ("Norrell") all of the common equity interest in Norrell held by ServiceMaster for $29.3 million, an amount which exceeded its carrying value. On March 31, 1994, ServiceMaster redeemed the preferred interest in The ServiceMaster Company which was issued in 1991 to, and thereafter held by, Norrell's principal stockholder. Payment of the redemption price was made on May 31, 1994 in the form of cash in the amount of $14.6 million and 372,950 shares of the Registrant.


Note T--ServiceMaster SGP Trust

     On January 1, 1993, the limited partnership agreement of The ServiceMaster Company was amended to admit a trust as a Special General Partner of The ServiceMaster Company (the "SGP Trust"). The beneficiaries of the SGP Trust are the limited partners of the Registrant as constituted from time to time and ServiceMaster Corporation (but the latter is a beneficiary only if shares of its common stock are outstanding, which is not now the case).
The SGP Trust receives each year an allocation of taxable income equal to the amount by which the aggregate taxable income of The ServiceMaster Company exceeds the cash distributions made by the Registrant directly to its limited partners (and to ServiceMaster Corporation, if and when ServiceMaster Corporation is activated). As a result of this allocation of taxable income, the cash distributions made by the Registrant directly to its limited partners and to ServiceMaster Corporation will equal or exceed the taxable income of the Registrant which is directly allocated to its limited partners and to ServiceMaster Corporation. The ServiceMaster Company makes cash distributions to the SGP Trust in the amounts required by the trust for the payment of its federal and state income tax liabilities. This arrangement prevents taxable income as allocated to the public shareholders from exceeding their cash distributions from the Registrant and thereby solves the "crossover problem" as described in earlier annual reports and in the Registrant's Proxy Statement dated December 11, 1991.

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

     ServiceMaster owns a seven acre, improved tract at 2500 Warrenville Road, Downers Grove, Illinois, which is adjacent to its headquarters facility. In 1993, ServiceMaster substantially remodeled the building and thereafter leased approximately half the space (50,000 square feet) to a commercial tenant. The balance of the space is utilized by ServiceMaster personnel.

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

     The headquarters for ServiceMaster Consumer Services L.P. are located in leased premises at 860 Ridge Lake Boulevard, Memphis, Tennessee. Until January 1995, Consumer Services was headquartered at 855 Ridge Lake Boulevard, Memphis, Tennessee.

The 860 Ridge Lake Boulevard facility also serves as the headquarters for TruGreen-ChemLawn, Terminix, Res/Com, and American Home Shield and, in mid-1995, will become the headquarters for Merry Maids. Consumer Services maintains some functions at the 855 Ridge Lake Boulevard facility, including computer and telecommunication services.

     TruGreen-ChemLawn owns 5 buildings which are used as branch sites for lawn care services. These facilities are located in Texas (2 properties), Colorado (1 property), Ohio (1 property), and Georgia (1 property).

     Terminix owns 16 buildings which are used as branch sites for termite and pest control services. These properties are all one-story buildings that contain both office and storage space. These properties are located in New Jersey (2 properties), California (2 properties), Florida (8 properties), and Texas (4 properties).

     The headquarters facility for Merry Maids is presently located in leased premises at 11117 Mill Valley Road, Omaha, Nebraska, but as stated above, the Merry Maids headquarters will be relocated to Memphis, Tennessee in mid-1995.

     American Home Shield moved all of its administration operations to Memphis, Tennessee during the year 1994, but the company retained some leased space in the building at 90 South E Street, Santa Rosa, California for administrative and sales operations. American Home Shield's service and data processing departments are located in premises owned by the company in Carroll, Iowa. This facility consists of a 43,000 square foot building on a seven-acre site.

     American Home Shield owns approximately 98 acres of land in Santa Rosa, California. This land is held for investment purposes and has been and will continue to be offered for sale, with the timing of sales being affected by, among other things, market demand, zoning regulations, and the availability of financing to purchasers.

     The headquarters for the ServiceMaster Diversified Health Services Companies ("DHS") is located in leased premises at 5050 Poplar Avenue, Memphis, Tennessee. DHS leases other administrative facilities in Plymouth Meeting, Pennsylvania; Dallas, Texas; and Atlanta, Georgia. As of December 31, 1994, DHS had an ownership interest in three nursing home facilities through joint venture arrangements in which DHS has a 50% interest.

Item 3.  Legal Proceedings

     In the ordinary course of conducting its business activities, ServiceMaster becomes involved in judicial and administrative proceedings which involve both private parties and governmental authorities. As of March 20, 1995, these proceedings included a number of general liability actions and a very small number of environmental proceedings.

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

     Environmental Matters. Terminix is one of several defendants named in a suit filed by the United States Environmental Protection Agency (the "EPA") on November 3, 1986 in the United States District Court for the Western District of Tennessee, to recover the costs of remediation at two sites in Tennessee which have been designated by the EPA as "Superfund sites" under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). Terminix has agreed, on an interim basis, to a ten percent cost share with respect to one site and has not entered a cost sharing agreement with respect to the other. In October 1991, Terminix was notified by a letter from the EPA, along with many other parties, as a "potentially responsible party" under CERCLA at a site in Wichita, Kansas; there have not been any developments in this matter since that date. Terminix was named in a Superfund site in Michigan but Terminix's connection to this matter is through an acquisition in which the seller retained responsibility for environmental matters; Terminix considers its exposure in this case to be not material. Terminix's actual participation in the total volume of hazardous waste at these sites is less than five percent. The CERCLA law is written to impose joint and several liability for the cleanup costs at any particular site on every contributor to that site, and accordingly every contributor's potential liability at every site is large. However, based on practical experience with prior CERCLA situations and the circumstances of the cases in which it is now involved, Terminix expects that its actual liability at these sites will not be material.

     ServiceMaster believes the outcome of the proceedings referred to above will not be, individually or in the aggregate, material to its business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

                             PART II

Item 5.  Market for Registrant's Partnership Shares and Related
Shareholder Matters

     Except for the information set forth in the second and third sentences of this Item 5, the portions of the ServiceMaster Annual Report to Shareholders for 1994 under the captions "Shareholders' Equity" (pages 32-33) and "Cash Distributions Per Share" and "Price Per Share" in the Quarterly Operating Results table (page 34) supply the information required by this item and such portions are hereby incorporated herein by reference. The Registrant's shares are listed and traded on the New York Stock Exchange. At March 20, 1995, the Registrant's shares were held of record by approximately 65,000 persons.


Item 6.  Selected Financial Data

          The portion of the ServiceMaster Annual Report to Shareholders for 1994 in the Financial Statements and Management Discussion section ("FSMD Section") under the caption "Eleven Year Financial Summary" (pages 22-23) supplies the information required by this item and such portion is hereby incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 1994, is contained in the FSMD Section of the ServiceMaster Annual Report to Shareholders for 1994 on pages 17-21 and is hereby incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

     The consolidated statements of financial position of ServiceMaster as of December 31, 1994 and 1993, and the consolidated statements of income, cash flows and shareholders' equity for the years ended December 31, 1994, 1993 and 1992 and notes to the consolidated financial statements are contained in the FSMD Section of the ServiceMaster Annual Report to Shareholders for 1994 on pages 24 - 34 and are incorporated herein by reference. The report of Arthur Andersen LLP thereon dated January 24, 1995, and the summary of significant accounting policies are contained in the FSMD Section of the ServiceMaster Annual Report to Shareholders for 1994 on page 24 and are hereby incorporated herein by reference.


Item 9.  Disagreements on Accounting and Financial Disclosure
     None.


                            PART III


Item 10.  Directors and Executive Officers of the Corporate
General Partner of Registrant and The ServiceMaster Company

     The following section of this Item 10 shows: (i) the names and ages (as of March 17, 1995) of the present directors of ServiceMaster Management Corporation (the managing general partner of ServiceMaster Limited Partnership and The ServiceMaster Company); (ii) all positions and offices with ServiceMaster held by each such director; and (iii) the term of each such person as a director and all period(s) during which each director has served. There are no arrangements or understandings between any director and any other person pursuant to which the director was or is to be selected as a director or nominee. All committee memberships to which reference is made means membership on a committee of the Board of Directors of ServiceMaster Management Corporation.



1995 Class

     Henry O. Boswell, age 65, has been a director since 1985. He is a member of the Executive Committee, the Consumer Services and International and New Business Development Committee, the Finance Committee, the Nominating Committee and the Compensation Committee. From 1983 until his retirement in October 1987, Mr. Boswell was President of Amoco Production Company. During the same time period, he was Chairman of the Board of Amoco Canada and a director of Amoco Corporation. Mr. Boswell is a director of Rowan Companies, Inc., Houston, Texas, and Cabot Oil & Gas Corp. in Houston, Texas.

     James D. McLennan, age 58, has been a director since May 1986. He is a member of the Management Services and Diversified Health Services Committee and the Audit Committee. Mr. McLennan joined McLennan Company, a full service real estate company, in 1958. He was named partner in 1968 and became President in 1981. He is the Chairman of the Board of the Lutheran General Medical
Center Foundation.   Mr. McLennan is also a director of NBD Bank
of Park Ridge, Park Ridge, Illinois, a director of Potomac

Corporation in Wheeling, Illinois, a laminator of paper products and a director of The Loewen Group Inc., a provider of funeral services, Burnaby, B.C., Canada.

     Burton E. Sorensen, age 65, has been a director since May 1984. He is a member of the Executive Committee, the Finance Committee and the Compensation Committee. He is the Chairman and Chief Executive Officer of Lord Securities Corporation. He served as President and Chief Executive Officer of the corporation from December 1984 to December 1992. Mr. Sorensen is also a director of Provident Life and Casualty Insurance Company of America, Chattanooga, Tennessee.

     Charles W. Stair, age 54, has been a director since December 1986. He previously served as a director from 1976 to 1983. On December 10, 1994 he was elected Vice Chairman of the Board of Directors. He is a member of the Management Services and Diversified Health Services Committee. Mr. Stair is a member of the Profit Sharing, Savings and Retirement Plan Administrative Committee. He served as the President and Chief Executive Officer of ServiceMaster Management Services from May 1991 to December 31, 1994, as President and Chief Operating Officer, Management Services, from June 1990 to April 1991, and as Executive Vice President and Chief Operating Officer, Management Services, from October 1, 1988 to May 1990. He is Chairman of the board of directors of Greater Europe Mission, Monument, Colorado, and Executive Chairman of Tyndale House Publishers, Inc., Wheaton, Illinois.

     David K. Wessner, age 43, has been a director since March 1987. He is a member of the Executive Committee, the Management Services and Diversified Health Services Committee and the Compensation Committee. Mr. Wessner is Executive Vice President, HealthSystem Minnesota. Previously, he was Senior Vice President, Program and Process Improvement, Geisinger Health System, from November 1992 to August 1994. He was Senior Vice President and Administrative Director from 1982 to November 1992.




1996 Class

     Sidney E. Harris, age 45, has been a director since December 10, 1994. He is a member of the Management Services and Diversified Health Services Committee. He has been the Dean of the Peter F. Drucker Graduate Management Center at the Claremont Graduate School, Claremont, California since 1991. He is a co-founder of the Institute for the Study of U.S./Japan Relations in the World Economy. Dr. Harris is a director of Family Savings Bank, Los Angeles, California, and Property Secured Investments, Inc., Los Angeles, California, a real estate investment trust.

He is also a member of the Board of Governors of the Peter F.
Drucker Non-Profit Foundation, New York, and a trustee of Menlo
College, Atherton, California.

     Herbert P. Hess, age 58, has been a director since 1981. He is a member of the Executive Committee, the Consumer Services and International and New Business Development Committee, the Finance Committee, the Nominating Committee, the Compensation Committee and the Share Option Committee. Mr. Hess is a Managing Director of Berents & Hess Capital Management, Inc., an investment management firm. He is the past President and Chief Executive Officer of State Street Research & Management Company, an investment management firm. Mr. Hess was Chairman of MetLife-State Street Investment Services, Inc. from 1988 to April 1, 1990.

     Kay A. Orr, age 56, has been a director since January 1, 1994. She is a member of the Consumer Services and International and New Business Development Committee. Mrs. Orr was Governor of Nebraska from 1987 to 1991 and served as the State Treasurer of Nebraska from 1981 to 1986. From 1979 to 1981, she served as Chief of Staff to the Governor of Nebraska. Mrs. Orr is a director of The Williams Companies, Tulsa, Oklahoma, a director of VanCom Incorporated, Oak Brook Terrace, Illinois, a transportation company, a trustee of Hastings (Nebraska) College, and a trustee of the Peoples City Mission Foundation.

     Phillip B. Rooney, age 50, has been a director since January 1, 1994. He is a member of the Executive Committee, the Consumer Services and International and New Business Development Committee and the Compensation Committee. Mr. Rooney is a director and the President and Chief Operating Officer of WMX Technologies, Inc., Oak Brook, Illinois and the Chairman and Chief Executive Officer of its Waste Management, Inc. subsidiary, Oak Brook, Illinois, the Chairman of the Board and Chief Executive Officer of Wheelabrator Technologies Inc., Hampton, New Hampshire, Chairman of the Board of Rust International Inc., Birmingham, Alabama, and a director of Waste Management International, plc, London, England. He is also a director of Illinois Tool Works, Inc., Caremark International, Inc. and Urban Shopping Centers, Inc.



1997 Class

     Carlos H. Cantu, age 61, has been a director since 1988. He is a member of the Consumer Services and International and New Business Development Committee, the Management Services and Diversified Health Services Committee, the Finance Committee and the Nominating Committee. On January 1, 1994, Mr. Cantu became the President and Chief Executive Officer of ServiceMaster. He served as the President and Chief Executive Officer of ServiceMaster Consumer Services from May 1991 to August 1994, as Executive Vice President and Chief Operating Officer, Consumer Services, from October 1988 to May 1990 and as President and Chief Operating Officer of ServiceMaster Consumer Services from June 1, 1990 to May 1991. He served as President and Chief Executive Officer of The Terminix International Company Limited
Partnership from December 18, 1986 to December 31, 1992.   He has
been a director of Midland Financial Group, Inc., an insurance company in Memphis, Tennessee, since September 1992 and of Haggar Corporation, a clothing company in Dallas, Texas, since February 9, 1995.

     Lord Brian Griffiths of Fforestfach, age 53, has been a director since August 1992. He is a member of the Executive Committee, the Nominating Committee and the Compensation Committee. He is an international advisor to Goldman, Sachs & Co. concerned with strategic issues related to their United Kingdom and European operations and business development activities worldwide. During the period 1985 to 1990, he served at No. 10 Downing Street as Head of the Prime Minister's Policy Unit. He was made a life peer at the conclusion of his service to the Prime Minister. Lord Griffiths is a director of THORN EMI plc, Times Newspapers Holding Ltd., Herman Miller, Inc., Zeeland, Michigan, and Telewest, London, England.

     Gunther H. Knoedler, age 65, has been a director since 1979. He is a member of the Executive Committee, the Management Services and Diversified Health Services Committee, the Audit Committee (of which he is the Chairman), the Compensation Committee and the Share Option Committee. Mr. Knoedler is a retired Executive Vice President and Director Emeritus of Bell Federal Savings & Loan Association, Chicago, Illinois. He is a member of the Board of Trustees of Wheaton College, Wheaton, Illinois, and a member of the Board of Directors of Tyndale House Publishers, Inc.

     Vincent C. Nelson, age 53, has been a director since 1978. Mr. Nelson is a member of the Executive Committee, the Consumer Services and International and New Business Development Committee, the Nominating Committee, the Compensation Committee, the Audit Committee, the Employee Share Purchase Plan Administrative Committee and the Share Option Committee. Mr. Nelson is a business investor and is a trustee of Westmont College, Santa Barbara, California.

     C. William Pollard, age 56, has been a director since December 1977. Since May 1990, he has been the Chairman of the Board of Directors and Chairman of the Executive Committee of the Board of Directors. He is a member of the Consumer Services and International and New Business Development Committee, the Management Services and Diversified Health Services Committee, the Finance Committee and the Nominating Committee. From May 1983 to December 31, 1993, Mr. Pollard served as the Chief Executive Officer of ServiceMaster. He served as President of ServiceMaster from 1981 to May 1990. Mr. Pollard is a director of Herman Miller, Inc., Zeeland, Michigan, an office furniture manufacturer; a director of Provident Life and Casualty Insurance Company of America, Chattanooga, Tennessee; and advisory director of Trammell Crow Company, Dallas, Texas, a real estate management company. He is the Chairman of the Board of Trustees of Wheaton College, Wheaton, Illinois.



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

     The Board of Directors has appointed the persons listed below as Senior Management Advisers effective as of the 1994 annual meeting of shareholders to serve in such capacity until the annual meeting of shareholders in 1995 or until otherwise determined by the Board of Directors.

     Robert D. Erickson, age 51, was a director from May 1987 to May 1993. He previously served as a director from May 1981 through May 1984. He is a non-director member of the Consumer Services and International and New Business Development Committee. Mr. Erickson also is a member of the Profit Sharing, Savings and Retirement Plan Administrative Committee, the Employee Share Purchase Plan Administrative Committee, and the Employee Benefits Plan Committee. He is President and Chief Operating Officer, International and New Business Development.
He served as Executive Vice President and Chief Operating Officer of this division from November 1992 to October 1993. He served as Executive Vice President and Chief Operating Officer, People Services, from January 1990 to October 1992 and as Executive Vice President and Chief Financial Officer of ServiceMaster from January 1986 through December 1989. Mr. Erickson is a director and Vice Chairman of Moody Bible Institute, Chicago, Illinois, an educational institution, and he is a director of VanCom Incorporated, Oak Brook Terrace, Illinois, a transportation company.

     Brian D. Oxley, age 44, is President and Chief Operating Officer of ServiceMaster Management Services. From November 1992 to December 31, 1993, he served as the President and Chief Executive Officer of the International and New Business Development Group. He served as Executive Vice President, New Business Development from January 1991 to November 11, 1992 and as President of International Services from January 1, 1988 to November 11, 1992. Mr. Oxley is a director of Kawakita Hospital, Tokyo, Japan. He is a non-director member of the Management Services and Diversified Health Services Committee.

     Dallen W. Peterson, age 58, served as the Chairman of Merry Maids, Inc. until the acquisition of that company's assets by Merry Maids Limited Partnership in July 1988. He is presently the Chairman of Merry Maids Limited Partnership. He is a non-director member of the Consumer Services and International and New Business Development Committee.

     Donald K. Karnes, age 44, is President of TruGreen-ChemLawn. He has served as President and Chief Operating Officer of TruGreen-ChemLawn since January 1, 1992; from January 1, 1990 to December 31, 1991, he was Senior Vice President, TruGreen Limited Partnership. During the year 1989, Mr. Karnes was a Regional Vice President for Waste Management Urban Services, Inc. He is a non-director member of the Consumer Services and International and New Business Development Committee.

     Robert F. Keith, age 38, was elected President and Chief Operating Officer of ServiceMaster Consumer Services, Inc., effective August 1, 1994. He served as Group President, ServiceMaster Consumer Services, from November 1992 to July 1994. He had been Vice President, Treasurer and Chief Financial Officer from November 1989 to October 1992. He is a non-director member of the Consumer Services and International and New Business Development Committee.



Executive Officers of ServiceMaster

     The following table shows: (i) the names and ages (as of March 20, 1995) of the present executive officers of the Registrant, The ServiceMaster Company and ServiceMaster Management Corporation; (ii) all positions presently held by each officer; and (iii) the year each person became an officer. Each person named has served as an officer of the Registrant continuously since the year shown, except for Jerry D. Mooney, who has served as an officer of the Registrant's subsidiaries, ServiceMaster Diversified Health Services, Inc. and ServiceMaster Diversified Health Services L.P. since August 31, 1993 and as an executive officer of the Registrant since March 1995. There are no arrangements or understandings between any executive officer and any other person pursuant to which the officer was or is to be selected as an officer.

                                                                 First
                                                                 Became
Name                Age  Present Position                        An
                                                                 Officer
------------        ---- ------------------                      -----

C. William Pollard  56   Chairman and Director                   1977

Carlos H. Cantu     61   President and Chief Executive           1986
                         Officer and Director

Charles W. Stair    54   Vice Chairman and Director              1973

Robert D. Erickson  51   President and Chief Operating Officer,  1976
                         International and New
                         Business Development,
                         and a Senior Management Adviser

Brian D. Oxley      44   President and Chief Operating Officer,  1983
                         Management Services, and a
                         Senior Management Adviser

Jerry D. Mooney     41   President and Chief Executive Officer,  1993
                         Diversified Health Services

Robert F. Keith     38   President, Chief Operating Officer,     1986
                         Consumer Services, and
                         a Senior Management Adviser

Vernon T. Squires   60   Senior Vice President and               1987
                         General Counsel

Ernest J. Mrozek    41   Senior Vice President and               1987
                         Chief Financial Officer

Eric R. Zarnikow    35   Vice President and Treasurer            1994

Deborah A. O'Connor 32   Vice President and Controller           1993

     Messrs. Pollard, Stair and Cantu are also Directors of ServiceMaster Management Corporation. Messrs. Erickson, Oxley and Keith are Senior Management Advisers. See pages 20-23 for biographical information with respect to these executive officers.

     Jerry D. Mooney, age 41, is the President and Chief Executive Officer of ServiceMaster Diversified Health Services, Inc. and ServiceMaster Diversified Health Services L.P. He has held these positions since the acquisition of these companies by the Registrant in August 1993. He is a non-director member of the Management Services and Diversified Health Services Committee of the Board of Directors. He is also a director, chairman of the audit committee and member of the compensation committee of Concord EFS, Inc., a company headquartered in Memphis, Tennessee, involved primarily in the electronic processing of debit and credit card transactions.

     Vernon T. Squires, age 60, was elected Senior Vice President and General Counsel effective January 1, 1988. He served as Vice President and General Counsel from April 1, 1987 until December 31, 1987. He served as an associate and partner with the law firm of Wilson & McIlvaine in Chicago, specializing in corporate and tax law, from 1960 to April 1, 1987. He is presently Of Counsel to that firm. He is a director of the Suburban Bus Division of the Regional Transportation Authority and a member of the Advisory Board to The Private Bank, Wilmette, Illinois.

     Ernest J. Mrozek, age 41, was elected Senior Vice President and Chief Financial Officer effective January 1, 1995. He served as Vice President and Chief Financial Officer from May 1, 1994 to December 9, 1994, as Vice President, Treasurer and Chief Financial Officer from November 1, 1992 to April 30, 1994, as Vice President and Chief Accounting Officer, from January 1, 1990 to October 31, 1992 and as Vice President, Accounting, from December 1987 to December 1989. He practiced public accounting as a manager with Arthur Andersen & Co. from 1981 to December 1987.

     Eric R. Zarnikow, age 35, was elected Vice President and Treasurer effective May 1, 1994. From August 1991 to April 1994, he served as Vice President and Treasurer of Gaylord Container Corporation. He was Treasurer of Gaylord Container Corporation from June 1987 to July 1991.

     Deborah A. O'Connor, age 32, was elected Vice President and Controller effective January 1, 1993. From July 1991 to December 1992, she was Manager of Financial Projects. She previously had practiced public accounting with Arthur Andersen and Co. since 1984. She is a member of the Profit Sharing, Savings and Retirement Plan Administrative Committee.

Compliance With Section 16(a) of The Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires ServiceMaster's officers and directors, and persons who own more than ten percent of ServiceMaster's shares, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the New York Stock Exchange. The Commission's regulations require certain officers, directors and greater-than-ten-percent shareholders to furnish to ServiceMaster copies of all Section 16(a) forms that they file. During 1994, ServiceMaster received Section 16(a) forms from such officers and directors. ServiceMaster has no shareholders with an interest greater than ten percent.

     Based solely on a review of the copies of Section 16(a) forms received by ServiceMaster or on written representations from certain reporting persons that no Forms 5 were required for those persons, ServiceMaster believes that during 1994, its officers and directors complied with applicable filing requirements except that two reports, covering an aggregate of two transactions, were filed late by Messrs. Wessner and Stair.

Item 11.  Executive Compensation

     The following table sets forth all compensation awarded to, earned by, or paid to the Chief Executive Officer of ServiceMaster and ServiceMaster's four most highly compensated executive officers other than the Chief Executive Officer of ServiceMaster during or in respect of the year 1994. Each of the listed persons was holding the office indicated in the table on the last day of December 1994.

                                                    SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM COMPENSATION
                                                                 -----------------------------------------------------
                              ANNUAL COMPENSATION (A)                      Awards                   Payouts
                         -----------------------------------     ----------------------------  -----------------------
     (a)                 (b)  (c)       (d)       (e)            (f)            (g)            (h)       (i)
                                                                 Restricted     Securities
                                                  Other Annual   Stock          Underlying     LTIP      All Other
Name and                      Salary    Bonus     Compensation   Awards         Options/SARs   Payouts   Compensation
Principal Position       Year ($)       ($)       ($)            ($)            (#) (B)        ($)       ($)
------------------       ---- -------   -------   --------       -----------    -------------  --------  -------------

Carlos H. Cantu          1994 $350,000  $612,500  -              -              75,000         -              -
President and            1993 $300,000  $525,000  -              -              0              -              -
Chief Executive Officer  1992 $300,000  $495,000  -              -              0              -              -

Robert D. Erickson       1994 $245,000  $294,000  -              -              25,000         -              -
President, International 1993 $230,000  $260,000  -              -              30,000         -              -
Services                 1992 $230,000  $ 68,770  -              -              0              -              -

Jerry D. Mooney (C)      1994 $182,000  $288,000  -              -              -              -              -
President, Diversified   1993 -         -         -              -              -              -              -
Health Services          1992 -         -         -              -              -              -              -

Robert F. Keith          1994 $200,000  $225,000  -              -              35,000         -              -
President,               1993 $180,000  $200,000  -              -              30,000         -              -
Consumer Services        1992 $140,000  $168,000  -              -              0              -              -

Vernon T. Squires        1994 $190,000  $228,000  -              -              25,000         -              -
Sr. Vice President and   1993 $165,000  $198,000  -              -              30,000         -              -
General Counsel          1992 $160,000  $192,000  -              -              0              -              -
     Notes:

          (A) The table does not include the cash distributions made to ServiceMaster Management Corporation, as the managing general partner of the Registrant and The ServiceMaster Company, and the redistribution of such amounts to the stockholders of ServiceMaster Management Corporation (who include the persons listed in the above table). See Note D, page 12. The foregoing amounts represent the stockholders' share of profits in return for their equity risk.

          (B) With respect to the year 1994, see Note (A) to the Option/SAR Grants Table. The figures shown for earlier years are the number of the underlying shares for grants of options under the ServiceMaster 10 Plus Option Plan.

          (C)  Mr. Mooney was not employed within the
     Registrant's organization in 1992 and for most of 1993 and he was not an executive officer of the Registrant during either of these two years.

     The following table summarizes the number and terms of the stock options (if any) granted during the year 1994 to the named executive officers.

                                 OPTION/SAR GRANTS IN 1994


                                                                 Potential Realizable
                                                                 Value at Assumed
                                                                 Annual Rates of Stock
                                                                 Price Appreciation
                         Individual Grants                       for Option Term
               ------------------------------------------------- -------------------------

(a)            (b)           (c)             (d)       (e)       (f)            (g)
               Number of
               Securities    % of Total
               Underlying    Options/SARs    Exercise
               Options/      Granted to      or Base   Expira-
               SARs Granted  Employees       Price (%/ tion
Name           (#)  (A)(B)   in 1994         Sh) (C)   Date      5% ($)         10%($)
----           -----------   -------         -------   ----      ------         ------

Carlos H. Cantu,
Chief Executive
Officer             75,000   7.2%            $27.25    09-30-03  $1,102,053     $2,965,415

Robert D. Erickson  25,000   2.4%            $27.25    09-30-03  $367,351       $988,472

Jerry D. Mooney          0   0.0%            -         -         -              -

Robert F. Keith     35,000   3.3%            $27.25    09-30-03  $514,291       $1,383,860

Vernon T. Squires   25,000   2.4%            $27.25    09-30-03  $367,351       $988,472
     Notes:

          (A) ServiceMaster 10 Plus Option grants were approved for each of the named executive officers in October 1993.
     In each case, acceptance of the option and payment by the grantee of the price for the option itself ($1.50 per option share) was not required until early 1994. These grants were not shown in the Options/SAR Grants Table in the Registrant's Form 10-K for 1993 but are reported in the above table.

          (B) ServiceMaster 10 Plus Option grants were approved for each of the named executive officers in December 1994. In each case, acceptance of the option and payment of the price for the option itself ($1.50 per option share) was not required until early 1995. These grants will be shown in the Option/SAR Grants Table in ServiceMaster's Form 10-K for 1995.

          (C) The fair market value of the Registrant's shares at the time when the grants of the options were made
     (October 1993) was $25.75.   Each grantee was required to
     pay $1.50 per option share as a condition to receiving the option (which sum was, in each case, paid in February 1994). Column (d) combines the exercise price and the option price.

          (D) C. William Pollard was a named executive officer in the Option/SAR Grant Table in the Registrant's Form 10-K for 1993. He was granted an option in 1993 which was not accepted until early 1994. In accordance with Note (B) to the 1993 Option/SAR Table, the following details for such option are set forth in this Form 10-K for 1994. Number of option shares granted: 75,000; percent of total options granted in 1993: 7.16%; exercise or base price:
     $27.25/option share; expiration date: 9-30-2003; potential realizable value at 5% and 10% assumed annual rates of stock price appreciation for the option term: $1,102,053 and $2,965,415.

     The following table summarizes the exercises of stock options during the year 1994 by the named executive officers and the number of, and the spread on, unexercised options held by such officers at December 31, 1994.

             AGGREGATED OPTION/SAR EXERCISES IN 1994 AND FY-END OPTION/SAR VALUES

     (a)                 (b)            (c)            (d)            (e)
                                                       Number of
                                                       Securities     Value of
                                                       Underlying     Unexercised
                                                       Unexercised    In-the-Money
                                                       Options/SARs   Options/SARs at
                                                       at FY-End(#)   FY-End($)(A)
                         Shares                        -----------    ---------------
                         Acquired       Value
                         on Exercise    Realized       Exercisable/   Exercisable/
     Name                (#)            ($)            Unexercisable  Unexercisable
     ----                -----------    --------       -------------  -------------

     Carlos H. Cantu,        0          0              75,000/0       0/0
     Chief Executive
     Officer

     Robert D. Erickson      0          0              55,000/0       $181,250/0

     Jerry D. Mooney         0          0              0/0            0/0

     Robert F. Keith         0          0              69,500/0       $246,937/0

     Vernon T. Squires       0          0              55,000/0       $181,250/0

(A) The Options shown in the Options/SAR Grants Table on the preceding page were not in-the-money at December 31, 1994. Accordingly, such options are not included in column (e).

     As shown in the following table, no long-term incentive awards were granted to any of the named executive officers during the year 1994.

                        LONG-TERM INCENTIVE PLANS -- AWARDS IN 1994
                    Long-Term Incentive Plan Awards in Last Fiscal Year


                                                            Estimated Future Payouts
                                                            Under Non-Stock
                                                            Price Based Plans
                                                            ----------------------------
(a)                 (b)                 (c)                 (d)       (e)       (f)
                    Number of           Performance or
                    Shares, Units       Other Period
                    or Other Rights     Until Matura-       Threshold Target    Maximum
Name                (#)                 tion or Payout      ($ or #)  ($ or #)  ($ or #)
----                ---------------     --------------      --------- --------  --------

Carlos H. Cantu,         0
Chief Executive
Officer

Robert D. Erickson       0

Jerry D. Mooney          0

Robert F. Keith          0

Vernon T. Squires        0

Compensation of Directors

     During the year 1994, directors of ServiceMaster Management Corporation who were not officers received $3,000 for each meeting of the Board of Directors and each meeting of the Executive Committee which they attended. In addition, directors who were not officers and who were not members of the Executive Committee received an annual stipend of $5,000; and directors who were not officers and who were members of the Executive Committee received an annual stipend of $10,000. Directors who were members of the Audit Committee (which committee does not include any officers) received an annual stipend of $8,000, except that the annual stipend for the Chairman of the Audit Committee was $10,000. In 1995, the annual stipend for outside directors will be $12,000.

     During the year 1994, a director of a subsidiary company who was not an officer of that company or any ServiceMaster company which is a parent of the subsidiary received $3,000 for each meeting of the subsidiary board of directors which he or she attended. If such a person was not a director of ServiceMaster Management Corporation, he or she also received an annual stipend of $5,000. The practice of having independent directors on the board of directors of subsidiary entities was discontinued effective January 1, 1995 and no compensation will be paid thereafter in respect of directorships on such boards.

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

     In July 1994, the Board of Directors adopted the ServiceMaster 1994 Non-Employee Directors Share Option Plan (the "Directors Option Plan") and authorized a total of 250,000 shares of the Registrant to be issued pursuant to the exercise of options granted under such plan. The Directors Option Plan provides that options to purchase shares of the Registrant may be granted from time to time by the Board of Directors to those members of the Board who are not employees of any ServiceMaster entity. The exercise price of such options is the fair market value of the shares at the time of the grant. The Directors

Option Plan contemplates that the options themselves will be purchased at a price which reflects the value of the option at the time of the grant. Thereafter, a total of nine options for 5,000 shares each were granted at a price of $1.50 per option share.

Employment Contracts and Termination of Employment

     ServiceMaster enters into employment contracts with each of its executive officers in December of each year to cover the officer's employment during the subsequent calendar year. Each contract provides for the amount of such officer's base salary for the calendar year covered by the contract. Either party may cancel the contract on two weeks' notice to the other party. If an executive officer's employment terminates, he or she is prohibited from entering into certain activities which are competitive with any of the ServiceMaster businesses. These contracts do not provide for any bonuses or other form of compensation beyond the base salary stated in the contract.

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

     The Plan is not limited to management employees but rather covers every ServiceMaster employee who has at least two years of credited service at the time his or her employment terminates.

     The Plan provides that a takeover will be deemed to have occurred for purposes of the Plan when (i) any organization or group (other than ServiceMaster employees or plans established for the benefit of ServiceMaster employees) acquires ownership of at least 20% of ServiceMaster outstanding shares, or (ii) a majority of the positions on the Board of Directors of ServiceMaster Management Corporation (the "ServiceMaster Board") come to be occupied by "Takeover Directors" (as defined in the Plan).

     The Plan provides that it will automatically become activated with respect to any particular takeover ten days after the ServiceMaster Chief Executive Officer becomes aware that the takeover has occurred except that the ServiceMaster Board has the right to accelerate or postpone the date upon which the Plan will become activated with respect to any particular takeover. The ServiceMaster Board has the right at any time before the Plan becomes activated to modify the terms of the Plan and to exempt any particular takeover from operation of the Plan or to terminate the Plan, but no such notification exemption or termination can be made after activation.

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

Compensation Committee Interlocks and Insider Participation

     The persons who served as members of the Compensation Committee of the Registrant's board of directors during 1994 are listed in the next section. The Compensation Committee consists solely of independent members of the board of directors. There are no interlocking arrangements involving service by any executive officer of the Registrant on the Compensation Committee of another entity and an executive officer of such other entity serving on the ServiceMaster Compensation Committee.

Board Compensation Committee Report on Executive Compensation

     The following report of the Compensation Committee of the Board of Directors of ServiceMaster Management Corporation was delivered to the Board of Directors on March 17, 1995. The Compensation Committee consists of the members of the Executive Committee other than the Chairman of the Company. (The Executive Committee consists of independent directors and the Chairman.)
As used in the report, the term "salary year" means the calendar year.



             "REPORT OF THE COMPENSATION COMMITTEE"

To:  The Board of Directors:

     The Executive Committee as constituted in December 1994, in its capacity as the Compensation Committee for the year 1994, hereby submits its report to the Board of Directors for the year
1994.

     In December of each year, the Compensation Committee reviews the compensation levels of senior members of management, evaluates the performance of management and recommends a base salary for each member of senior management for the next salary year. This review and recommendation process includes a review of additional compensation (if any) payable under the Company's Incentive Reward Compensation Plan. At the end of each salary year, the Compensation Committee determines whether adjustments should be made in the compensation of an executive as established by his or her base salary and the Incentive Reward Compensation Plan. The Compensation Committee does not constitute the administering committee under any of the Company's stock option plans, but the Compensation Committee does take option grants to senior members of management into account in the reviews and recommendations described above.

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

     Five Highest Paid Officers. The base compensation of each of the highest paid officers for 1994 (including the Chief Executive Officer) was in the amount recommended by the Compensation Committee in December 1993 and approved by the Board of Directors in the same month. This base compensation was further reviewed at the end of 1994. The Compensation Committee unanimously agrees that these base levels were reasonable at the time established and reasonable in the context of the performance of the Company in 1994 and the contribution of such persons to the Company's performance.

     Chief Executive Officer. The base compensation of Carlos H. Cantu, President and Chief Executive Officer, for the year 1995 was set at $380,000 at the commencement of the year. This amount reflects an increase of $30,000 in his base compensation for the year 1994. This increase in the base compensation for the Chief Executive Officer for the year 1995 was warranted in the light of both the Company's and his performance in the year 1994. (Reference is made to the Management Discussion and Analysis section of the Company's 1994 Annual Report to Shareholders for a discussion of the Company's performance in 1994 and a summary of the Company's growth in 1994 relative to 1993). The Committee also approved a modification of the formula in the Company's Incentive Reward Compensation Plan so that, with respect to the year 1994, the Chief Executive Officer was awarded incentive compensation in the amount of 175% of his 1994 base compensation.


     The Compensation Committee notes that the Chief Executive Officer was granted an option for 75,000 shares in December 1994, subject to acceptance by him and payment of the price for the option itself of $1.50 per option share. This grant was accepted and the required payment was made in March 1995.

     No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries.

                         Respectfully submitted,
Dated:  March 17, 1995
                         Henry O. Boswell    Lord Brian Griffiths
                         Herbert P. Hess     Gunther H. Knoedler
                         Vincent C. Nelson   Phillip B. Rooney
                         Burton E. Sorensen  David K. Wessner


                             (Compensation Committee)



Performance Graph

     The following graph compares the five-year cumulative total return to shareholders of the Registrant with the five year cumulative return as determined under the Standard & Poor's 500 Index and under the Dow Jones Consumer and Household Services Index.


                      See Graphics Appendix

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     The following table sets forth as of March 20, 1995, the beneficial ownership of the Partnership Shares with respect to ServiceMaster's directors and senior management advisers, those executive officers named in the Summary Compensation Table (page
26), and the Registrant's directors and officers as a group. The Registrant does not know of any person who is the beneficial owner of more than five percent of its shares.

                              Number of Partnership Shares Beneficially
                            Owned by Management on March 20, 1995     (1)
                            ---------------------------------------------
     (1)                          (2)             (3)            (4)       (5)
                                  Sole Voting
                                  and
                                  Investment                               Percent
Name                              Power           Other          Total     Ownership
-------                           ----------      -----          -----     ---------

Henry O. Boswell (2)(4)           23,950         18,000         41,950         0.054%
Carlos H. Cantu (4)(5)(12)       588,809        396,608        985,417         1.255%
Robert D. Erickson (4)(5)(6)(7)  389,531         46,750        436,281         0.556%
Brian Griffiths                        0              0              0         0.000%
Sidney E. Harris                       0              0              0         0.000%
Herbert P. Hess (4)(8)            72,500          9,000         81,500         0.104%
Donald K. Karnes (4)             577,336              0        577,336         0.736%
Robert F. Keith (4)(5)           193,853         41,902        235,755         0.300%
Gunther H. Knoedler (4)(6)        24,958              0         24,958         0.032%
James D. McLennan (4)             11,320              0         11,320         0.014%
Jerry D. Mooney (4)(16)           53,010        200,506        253,516         0.323%
Vincent C. Nelson (4)(8)(9)(10)   18,717        181,828        200,545         0.256%
Kay A. Orr (4)                     6,225              0          6,225         0.008%
Brian D. Oxley (3)(4)(5)         201,628         86,190        287,818         0.367%
Dallen W. Peterson                32,442              0         32,442         0.041%
C. William Pollard (4)(5)(11)    701,049         68,659        769,708         0.978%
Philip B. Rooney (4)              31,485              0         31,485         0.041%
Burton E. Sorensen (4)             8,375              0          8,375         0.016%
Vernon T. Squires (4)(5)         140,696         41,902        182,598         0.233%
Charles W. Stair (5)(6)(13)      342,817         43,834        386,651         0.493%
David K. Wessner (3)(4)(8)(14)(15)28,850      1,222,717      1,251,567         1.596%

All directors and officers
as a group (158 persons) (17)  8,936,164      2,869,098     11,805,262        15.184%
Notes:

 (1) The shares owned by each person and by all directors and officers as a group, and the shares included in the total number of shares, have been adjusted, and the percentage ownership figures have been computed, in accordance with Rule 13d-3(d)(1)(i).

 (2) Shares in column (3) are owned by spouse as to which beneficial ownership is disclaimed.

 (3) Shares in column (3) include shares held by spouse and/or other family members.

 (4) Shares in column (2) include shares which may be acquired within sixty days under options granted under the ServiceMaster Share Option Plan, under the ServiceMaster 10-
     Plus Option Plan and/or the Directors Option Plan.

 (5) Shares in column (3) include shares held in one or more investment partnerships in which the listed person is a partner with shared voting power and investment power.

 (6) Shares in column (2) include shares held in trust for the benefit of self and/or family members.

 (7) Shares in column (3) include 28,792 shares owned by spouse or held in trust for the benefit of family members as to which beneficial ownership is disclaimed.

 (8) Shares in column (3) include shares held in trust for benefit of self and/or family members.

 (9) Shares in column (2) include 13,717 shares in trust for the benefit of family members as to which beneficial ownership is disclaimed. Shares in column (3) include 4,365 shares held in trust for the benefit of family members as to which beneficial ownership is disclaimed.

(10) Shares in column (3) include 51,725 shares owned by a charitable trust of which Vincent C. Nelson is a trustee.
     Mr. Nelson disclaims beneficial ownership of such shares.

(11) Shares in column (3) include 18,000 shares owned by a charitable foundation of which C. William Pollard is a director. Mr. Pollard disclaims beneficial ownership of such shares. Shares in column (3) also include 10,201 shares in trust for the benefit of family members.

(12) Shares in column (3) include 3,500 shares owned by a charitable foundation of which Carlos H. Cantu is an officer. Mr. Cantu disclaims beneficial ownership of such shares.

(13) Shares in column (3) include 20,700 shares owned by a charitable foundation of which Charles W. Stair is a director. Mr. Stair disclaims beneficial ownership of such shares.

(14) Shares in column (3) include 450,000 shares owned by a charitable foundation of which David K. Wessner is a director. Mr. Wessner disclaims beneficial ownership of such shares.

(15) Shares in column (3) include 206,110 shares held by an investment company of which David K. Wessner is a shareholder and one of four directors.

(16) Shares in column (3) are owned by a corporation in which Mr.
     Mooney owns no stock but of which he is the president.  Mr.
     Mooney disclaims beneficial ownership of such shares.

(17) Includes 2,640,395 shares which certain officers of ServiceMaster, through the exercise of their respective rights, may acquire within 60 days under share purchase agreements, options granted under the ServiceMaster Share Option Plan and options granted under the ServiceMaster 10-Plus Option Plan. This figure includes shares purchasable by the persons identified in Item 11 as follows: Mr. Cantu
     - 150,000 shares; Mr. Erickson - 95,000 shares; Mr. Mooney - 50,000 shares; Mr. Keith - 119,500 shares; Mr. Squires - 70,000 shares; and all executive officers as a group - 792,000 shares.


Item 13.  Certain Relationships and Related Miscellaneous
Transactions

     ServiceMaster Limited Partnership and The ServiceMaster
Company made distributions to ServiceMaster Management
Corporation (the managing general partner of these two partnerships) with respect to the year 1994 based on the managing general partner's 1.99% carried interest in the profits and losses of these two partnerships. (See Note D, page 17).


Indebtedness of Management

     The following executive officers were indebted to The ServiceMaster Company in excess of $60,000 at some point during the year 1994. Their indebtedness was incurred by reason of tax loans made in connection with one or more share grants ("Share Grants") made to the person before 1994 under the ServiceMaster

Share Grant Award Plan and/or by reason of a full recourse loan made to assist the person in connection with a portion of his acquisition of an equity interest in certain subsidiaries of the Registrant. The figure set opposite the person's name below is the largest amount of indebtedness outstanding during the year 1994; the figure in parentheses is the amount of indebtedness outstanding on March 20, 1995: Charles W. Stair - $500,000 ($500,000); Brian D. Oxley - $523,925 ($306,342); Jerry D. Mooney
- $363,000 ($363,000); Robert F. Keith - $118,656 ($97,409);
Ernest J. Mrozek - $106,685 ($90,399); and Vernon T. Squires - $123,895 ($57,945). Interest on each of the foregoing loans is charged to the borrower at a rate between 6% and 10% per annum and is charged quarterly.

                             PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)   Financial Statements, Schedules and Exhibits

         1.  Financial Statements

          The documents shown below are contained in the Financial Statements and Management Discussion section of the ServiceMaster Annual Report to Shareholders for 1994, on pages 17 - 34 and are incorporated herein by reference:

               Summary of Significant Accounting Policies

               Report of Independent Public Accountants

               Consolidated Statements of Income for the three years ended December 31, 1994, 1993 and 1992

               Consolidated Statements of Financial Position as of December 31, 1994 and 1993

               Consolidated Statements of Cash Flows for the three years ended December 31, 1994, 1993 and 1992

               Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1994, 1993 and 1992

               Notes to the Consolidated Financial Statements

     2.  Financial Statements Schedules

          Schedule IV--Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees other than Related Parties. The items required by this Schedule are incorporated into the information relating to Share Grants on page 36.

          Included in Part IV of this Report:

               Schedule VIII--Valuation and Qualifying Accounts

               Report of Independent Public Accountants on
               Schedules

               Exhibit 11 -- Exhibit Regarding Detail of Income
               Per Share Computation

               Exhibit 23 -- Consent of Independent Public
               Accountants

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

     Separate financial statements and supplemental schedules of the Registrant are omitted because prior to 1987 the Registrant was primarily an operating company. Its subsidiaries, included in the consolidated financial statements being filed, did not have a minority equity interest or indebtedness to any person other than the Registrant in an amount in excess of five percent of the total assets as shown by the consolidated financial statements as filed herein.

     3.  Exhibits

          The exhibits filed with this report are listed on pages
          94-100 herein (the "Exhibits Index").

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

           10.4     Deferred Directors Fee Agreement.

           10.5     ServiceMaster Executive Share Subscription
                    Program.

           10.6     Incentive Reward Compensation Plan.

           10.9     ServiceMaster Profit Sharing, Savings &
                    Retirement Plan as amended and restated
                    effective January 1, 1987.

           10.11    Share Grant Award Plan.

           10.15    ServiceMaster 10-Plus Plan.  See also Item
                    10.20.


           10.17    Directors Deferred Fees Plan (ServiceMaster
                    Shares Alternative).

           10.20    ServiceMaster 10-Plus Plan as amended
                    September 3, 1991.

           10.22    ServiceMaster 1994 Non-Employee Directors
                    Share Option Plan.


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

                FEDERAL INCOME TAX CONSIDERATIONS

     The following discussion of Federal income tax matters describes the material consequences to the non-corporate U.S. shareholders of ServiceMaster Limited Partnership (the "Public Partnership") and to the Public Partnership as sole common limited partner of The ServiceMaster Company Limited Partnership (the "Principal Subsidiary Partnership"). (These two partnerships are together referred to as the "Principal Partnerships".) This discussion does not consider state, local and foreign tax issues, nor does it separately describe (except where noted) the consequences to shareholders who received their shares as a form of compensation (or in exchange for ServiceMaster stock issued in prior years as compensation), or which are corporations, tax-exempt entities, or non-resident alien individuals.

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

     The Federal income tax treatment of shareholders, as described below, depends in some instances on interpretation by ServiceMaster Management Corporation (the "Managing General Partner") of complex provisions of the Federal income tax law for which no clear precedent or authority may be available. In determining basis adjustments, allocations, asset valuations and taxable income of the Principal Partnerships, the Managing General Partner must make determinations that will affect a shareholder in various ways depending on such factors as the date a shareholder purchased shares of the Public Partnership.

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

Tax Status of the Principal Partnerships

     Significance of "Partnership" Status. Except as otherwise provided by Code Section 7704, a partnership incurs no Federal income tax liability unless the partnership is classified as an association taxable as a corporation. Instead, each partner in a partnership is required to take into account in computing his or her Federal income tax liability his or her allocable share of the income, gains, losses, deductions and credits of the partnership. The Federal income tax treatment contemplated for shareholders of the Public Partnership will be available only if the Public Partnership is not classified as an association taxable as a corporation.

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

     Classification of the Principal Partnerships. The Principal Partnerships received an opinion of counsel that, as of their formation in December, 1986, the Principal Partnerships would be classified as partnerships for Federal income tax purposes. The Principal Partnerships believe that, since that date, nothing has occurred which changes the conclusion that each of these entities is to be classified as a partnership for Federal income tax purposes. This conclusion is based upon the following factors, among other things:

          (a) ServiceMaster Management Corporation has acted as a general partner in each of the Principal Partnerships and has maintained and will continue to maintain a net worth, on a fair market value basis, of at least $15.0 million (apart from direct or indirect interests in either of the Principal Partnerships or in any subsidiaries of the Principal Partnerships) in the form of (i) cash or cash equivalents;
     (ii) marketable obligations issued or guaranteed by the United States government or any agency or political subdivision thereof or issued by any state of the United States or any agency or political subdivision thereof; (iii) commercial paper; (iv) certificates of deposit; (v) bankers' acceptances; (vi) securities regularly traded on an established market; and/or (vii) notes receivable secured by bank letters of credit;

          (b) Each of the Principal Partnerships has operated at all times in accordance with applicable provisions of the Delaware Revised Uniform Limited Partnership Act, the terms and conditions of their respective partnership agreements, and the statements and representations made in ServiceMaster's December 11, 1991, proxy statement/prospectus;

          (c) Except as required by Section 704(c) of the Code or as the result of a temporary allocation required under
     Section 704(b) of the Code (for example, a qualified income offset or a minimum gain chargeback), the aggregate interest of the Managing General Partner in each material item of gain, loss, deduction or credit of each of the Principal Partnerships has always been equal to at least 1% of each such item;

          (d) The partnership agreement governing each of the Principal Partnerships has provided, and continues to provide, in accordance with IRS Revenue Procedure 89-12, that upon dissolution of the respective partnerships the general partners of that partnership will contribute to the partnership an amount equal to the deficit balance, if any, in their capital accounts; and

          (e) The general partners of each of the Principal Partnerships have always held their respective interests in each of the Principal Partnerships for their own accounts and, in managing each of the Principal Partnerships, have not acted under the direction of or as agents for the limited partners of the Public Partnership.

     If the Managing General Partner were to withdraw as a partner at a time when there is no successor managing general partner, or if the successor managing general partner could not satisfy the applicable net worth requirement and other restric-tions, then the IRS might attempt to classify one or both of the Principal Partnerships as associations taxable as corporations.

     The Managing General Partner and the Principal Partnerships intend to contest any material adverse determination by the IRS classifying either of the Principal Partnerships as an associ-ation taxable as a corporation. Shareholders should be aware that the Principal Partnerships, and hence indirectly the shareholders, may incur substantial legal expenses in the event of such a contest, and there can be no assurance that such a contest would be successful. At the same time, however, such an adverse determination is not expected to occur.

     Publicly Traded Partnerships Treated as Corporations.
Section 7704 of the Code provides that a publicly traded partnership (i.e., any partnership if interests in the partnership are traded on an established securities market or are readily tradeable on a secondary market or the substantial equivalent thereof) will generally be treated as a corporation for Federal income tax purposes with respect to taxable years beginning after 1987. However, Section 7704 also provides that a partnership whose interests were publicly traded on December 17, 1987 will not be treated as a corporation under Section 7704 until the partnership's first taxable year beginning after 1997. This "grandfather status" is lost, however, if the partnership adds a substantial new line of business after December 17, 1987; in that event, the partnership may be treated as a corporation as of the day after the date on which such substantial new line of business is added. The Public Partnership is a publicly traded partnership for purposes of Section 7704 but ServiceMaster currently intends to operate its businesses in a manner so as to continue to qualify under this exception to the general rule of
Section 7704 and to thereby retain its partnership tax status for Federal income tax purposes for all tax years beginning before 1998.

     In accordance with shareholder approval granted on January 13, 1992, ServiceMaster currently intends to engage in a reincorporating merger on December 31, 1997, immediately prior to the time when Code Section 7704 would otherwise automatically treat the Public Partnership as a corporation for Federal income tax purposes. The reincorporating merger should provide certain benefits which might not be available if ServiceMaster remained in partnership form subject to the application of Code Section 7704. As discussed more fully in ServiceMaster's December 11, 1991 proxy statement/prospectus, no Federal income tax will be imposed on shareholders in the Public Partnership by reason of the reincorporating merger, assuming that Federal income tax laws remain as now constituted.

     The board of directors of the Managing General Partner may accelerate the effective date of the reincorporating merger to a date earlier than December 31, 1997 if either changes in tax laws or other developments cause more than 51% of ServiceMaster's income to be subject to corporate income tax prior to 1998 or the board of directors, in its sole discretion, determines that the advantages of such acceleration to ServiceMaster and the holders of a majority of its outstanding shares outweigh the disadvantages. It is possible that an acceleration of the effective date of the reincorporating merger could adversely impact some shareholders in the Public Partnership.

     THE DISCUSSION THAT FOLLOWS IS BASED ON THE ASSUMPTION THAT THE PRINCIPAL PARTNERSHIPS ARE NOT CLASSIFIED FOR FEDERAL INCOME TAX PURPOSES AS ASSOCIATIONS TAXABLE AS CORPORATIONS, AND THAT THE PUBLIC PARTNERSHIP IS NOT TREATED AS A CORPORATION PURSUANT TO CODE SECTION 7704.

Tax Consequences of Partnership Share Ownership

     General. The Public Partnership is not subject to Federal income tax as an entity. Rather, subject to the limitations prescribed in Code Section 469, each partner is required to report on his or her Federal and state income tax returns his or her allocable share of the income, gains, losses, deductions and credits (and, for alternative minimum tax purposes, tax preference items) of the Public Partnership for the taxable year of the Public Partnership ending with or within his or her taxable year and will be taxable directly on his or her allocable share of the Public Partnership's taxable income. The Public Partnership's taxable income includes its allocable share of the income, gains, losses, deductions and credits (and, for alternative minimum tax purposes, tax preference items) of the Principal Subsidiary Partnership which, in turn, includes its allocable share of such items of subsidiary partnerships. The beneficial owners of Partnership Shares are treated as partners of the Public Partnership for Federal income tax purposes. Thus, if Partnership Shares are held by a nominee, the beneficial owner of the Partnership Shares will be taxed on income and loss of the Public Partnership. Subject to the discussion set forth in the next five paragraphs, because shareholders are required to include Public Partnership income in their income for tax purposes without regard to whether they receive cash distributions of that income, shareholders may be liable for Federal income taxes with respect to Public Partnership income even though they have not received cash distributions from the Public Partnership sufficient to pay such taxes. However, throughout the period from January 1, 1987 to December 31, 1994, the Public Partnership's cash distributions to its shareholders have been substantially in excess of the taxes payable in respect of the taxable income allocated to such shareholders. The Public Partnership has no reason to expect that this situation will not continue through the end of the year 1997.

     ServiceMaster SGP Trust. In recognition of the fact that in 1993 (for the first time in the Public Partnership's history) taxable income was likely to exceed cash distributions to many shareholders of the Public Partnership, the Principal Subsidiary Partnership admitted the ServiceMaster T Trust as a special general partner of the Principal Subsidiary Partnership effective January 1, 1993. On September 30, 1993, the ServiceMaster T Trust was replaced by the ServiceMaster A Trust. Each of these trusts is hereinafter referred to as the "SGP Trust". The interest held by the SGP Trust is denominated in the Principal Subsidiary Partnership's partnership agreement as a Class T Partnership Interest. (See Note T, page 16). As stated in Note T, the beneficiaries of the SGP Trust are the limited partners of the Public Partnership as constituted from time to time. On the date on which ServiceMaster converts back to corporate form pursuant to the Reincorporating Merger approved on January 16, 1992, the SGP Trust will be assimilated into ServiceMaster Incorporated of Delaware, the successor corporate holding company for the ServiceMaster enterprise.

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

     Since January 1, 1993 the SGP Trust has been allocated that amount of the taxable income (determined without regard to section 743(b) adjustments) of the Principal Subsidiary Partnership which exceeds the aggregate cash distributions made by the Public Partnership to its limited partners. The effect of this arrangement is that the cash distributions made by the Public Partnership to its limited partners will always equal or exceed the taxable income of the Public Partnership which is directly allocated to its limited partners. With respect to the additional taxable income which is allocated to the SGP Trust, the Principal Subsidiary Partnership makes cash distributions to the SGP Trust from time to time in the amounts required by the SGP Trust to discharge its federal and state income tax liabilities. The SGP Trust does not receive any other allocations of income or cash distributions.

     The formation of the SGP Trust was not a taxable event to the Principal Partnerships or the shareholders, and the creation of the Class T Partnership Interest was not a taxable event to either the SGP Trust or the Principal Subsidiary Partnership or to the Public Partnership. The distribution of funds to the SGP Trust by the Principal Subsidiary Partnership is not be a taxable event to either party. The SGP Trust includes in its taxable income its allocable share of the income of the Principal Subsidiary Partnership.

     If the SGP Trust were to distribute its income to its beneficiaries, such distributions would be taxable to the beneficiaries. However, because it is not anticipated that the SGP Trust will make any distributions to its beneficiaries, the shareholders of the Public Partnership will not recognize any taxable income on account of the establishment of, and the allocations to, the SGP Trust.

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

     Tax Basis of Partnership Shares. The tax basis of a share-holder in his or her Partnership Shares is significant because
(i) basis is used in measuring the gain or loss recognized for tax purposes either upon the receipt of cash distributions from the Public Partnership or upon a partial or complete disposition of Partnership Shares by the shareholder and (ii) a shareholder may deduct his or her allocable share of Public Partnership losses only to the extent of his or her tax basis in his or her shares. See "Tax Consequences of Partnership Share Ownership -- Taxation of Partners on Public Partnership Distributions" and "Sale or Other Disposition of Shares."

     Taxation of Partners on Public Partnership Distributions.
If the cash distributions to a shareholder by the Public Partner-ship in any year exceed his or her allocable share of the Public Partnership's taxable income for that year, the excess will constitute a return of capital to the shareholder to the extent of the shareholder's basis in his or her Partnership Shares.
This situation is expected to occur for shareholders whose taxable income is determined by reference to the Section 754 election (see "Section 754 Election", page 50). A return of capital will not be reportable as taxable income by a shareholder for Federal income tax purposes, but will reduce the tax basis of his or her Partnership Shares. If a shareholder's tax basis were reduced to zero, then any further cash distribution to the shareholder for any year in excess of his or her allocable share of the Public Partnership's taxable income for that year would be taxable to him or her as though it were gain on the sale or exchange of his or her Partnership Shares. All or a portion of such excess cash distribution could be treated as ordinary income as the result of the application of the recapture provisions of the Code. See "Sale or Other Disposition of Shares."

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

Federal Income Tax Allocations

     General. In general, items of income, gain, loss, deduction and credit for the Principal Partnerships are allocated for both accounting and Federal income tax purposes in accordance with the percentage interests of the general and limited partners. However, as discussed in greater detail below, the Managing General Partner is empowered by the limited partnership agreements for the Principal Partnerships (the "Principal Partnership Agreements") to specially allocate various Principal Partnership tax items other than in accordance with percentage interests when, in the judgment of the Managing General Partner, such special allocations are necessary to comply with applicable provisions of the Code and the regulations or, to the extent permissible under the Code and the regulations, to preserve the uniformity of the shares in the Public Partnership, i.e., to ensure that all Partnership Shares will have identical attributes. These allocation provisions will be recognized for Federal income tax purposes if they are considered to have "substantial economic effect" within the meaning of Code Section 704(b). If any allocation fails to satisfy the "substantial economic effect" requirement, the allocated items will be reallocated among the shareholders based on their respective "interests in the partnership," determined on the basis of all of the relevant facts and circumstances.

     Pursuant to regulations issued under Section 704(b), a partnership allocation will be considered to have "substantial economic effect" if it is determined that the allocation has "economic effect" and the economic effect is "substantial." An allocation to partners (other than an allocation of loss, deduction or certain other items attributable to nonrecourse liabilities ("nonrecourse deductions")) will be considered to have "economic effect" if (i) the partnership maintains capital accounts in accordance with specific rules set forth in the regulations and the allocation is reflected through an increase or decrease in the partners' capital accounts, (ii) liquidating distributions are required to be made in accordance with the partners' respective positive capital account balances by the end of the taxable year (or, if later, within 90 days after the date of liquidation), and (iii) any partner with a deficit in his or her capital account following the distribution of liquidation proceeds would be unconditionally required to restore the amount of such deficit to the partnership. If the first two of these requirements are met but the partner to whom an allocation is made is not obligated to restore the full amount of any deficit balance in his or her capital account, the allocation still will be considered to have "economic effect" to the extent the allocation does not cause or increase a deficit balance in the partner's capital account (determined after reducing that account for certain "expected" adjustments, allocations, and distributions specified by the regulations) if the partnership agreement contains a "qualified income offset" provision. A qualified income offset requires that in the event of any unexpected distribution (or specified adjustments or allocations) to a partner that results in a deficit balance in such partner's capital account, there must be an allocation of income or gain to the distributee that eliminates the resulting capital account deficit as quickly as possible.

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

     In addition to the regulations described above, the Treasury has issued regulations which address the effect of nonrecourse liabilities upon partnership allocations. Under the regulations, if (i) the partnership maintains capital accounts in accordance with specific rules set forth in the regulations and allocations are reflected through an increase or decrease in partners' capital accounts and (ii) liquidating distributions are required to be made in accordance with partners' respective positive capital account balances by the end of the taxable year (or, if later, within 90 days after the date of liquidation), then a partner may be allocated nonrecourse deductions that cause his or her capital account to fall below zero, provided (among other requirements) that the deficit produced by the allocation is not in excess of the minimum gain that would be allocated to the partner in the event the partnership property securing the nonrecourse liability were disposed of in a taxable transaction in full satisfaction of such liability. The regulations further provide that in the event there is a decrease in such partnership's minimum gain for a partnership taxable year, the partners must be allocated items of partnership income and gain for such year (and, if necessary, for subsequent years) in proportion to, and to the extent of, an amount equal to such partner's share of the net decrease in partnership minimum gain during such year.

     The Principal Partnership Agreements provide that a capital account is to be maintained for each partner, that the capital accounts are to be maintained in accordance with applicable principles set forth in the regulations, and that all allocations to a partner are to be reflected in the partner's capital account. In addition, distributions upon liquidation of the Principal Partnerships are to be made in accordance with respective capital account balances. The Principal Partnership Agreements do not require the limited partners to restore any deficit balance in their capital accounts upon liquidation of the Principal Partnerships. However, the Principal Partnership Agreements contain a "minimum gain" allocation for nonrecourse deductions and a "qualified income offset" provision. Pursuant to the Principal Partnership Agreements, tax income and gain will be allocated in a manner consistent with the book income and gain allocations associated with the minimum gain and qualified income offset provisions.

     The manner of allocation of items of income, gain, loss, deduction and credit for both book and Federal income tax purposes is set forth in the Principal Partnership Agreements.
In general, the Principal Partnerships' income, gains, losses, deductions and credits are allocated pursuant to the Principal Partnership Agreements among the partners pro rata in accordance with their percentage interests, except that the allocation of taxable income of the Principal Subsidiary Partnership to the ServiceMaster SGP Trust is determined in the manner described above and in Note T, page [16]. The Principal Partnership Agreements contain special allocations of book income and gain for the qualified income offset and minimum gain provisions (discussed above) and special allocations of income and deduction to preserve the uniformity of shares. The Principal Partnership Agreements further provide exceptions to the pro rata allocations for Federal income tax purposes of (i) income, gain, loss and deductions attributable to properties contributed to the Principal Partnerships in exchange for shares ("Contributed Property"), (ii) income, gain, loss and deductions attributable to the Principal Partnerships' properties where the Principal Partnerships have adjusted the book value of such properties upon the Public Partnership's issuance of additional shares to reflect unrealized appreciation or depreciation in value from the later of the Principal Partnerships' acquisition date for such properties or the latest date of a prior issuance of shares ("Adjusted Property"), (iii) curative allocations of gross income and deductions to preserve the uniformity of shares issued or sold from time to time, (iv) recapture income resulting from the sale or disposition of Principal Subsidiary Partnership assets ("Recapture Income"), (v) income and gain in a manner consistent with the allocation of book income and gain pursuant to a qualified income offset, and (vi) income and gain attributable to nonrecourse debt in a manner consistent with the allocation of book income and gain under a minimum gain provision.

     With respect to property contributed by a shareholder to the Principal Partnerships, the Principal Partnership Agreements provide that, for Federal income tax purposes, partnership income, gain, loss and deductions shall first be allocated among the partners in a manner consistent with Code Section 704(c). In addition, the Principal Partnership Agreements provide that partnership income, gain, loss and deductions attributable to Adjusted Property shall be allocated for Federal income tax purposes in accordance with Section 704(c) principles. Pursuant to Section 704(c), items of partnership income, gain, loss and deduction with respect to Contributed Property are to be shared among the partners pursuant to regulations so as to take account of the differences between the Principal Subsidiary Partnership's basis for the property and the fair market value of the property at the time of the contribution (i.e., a Book-Tax Disparity).

     The IRS has issued final regulations under Section 704(c) which provide that these allocations of partnership income, gain, loss and deduction to account for the Book-Tax Disparity can be made by any reasonable method. The final regulations set forth three non-exclusive allocation methods which are generally considered to be reasonable. The Principal Subsidiary Partnership makes every effort to comply with these regulations.

     As discussed below, the Code Section 754 election permits an adjustment in the basis in the assets of the Principal Subsidiary Partnership and subsidiary partnerships pursuant to Code Section 743(b) to reflect the price at which Partnership Shares are purchased from a shareholder as if such purchaser had acquired a direct interest in such assets. See "Section 754 Election." Such Section 743(b) adjustment is attributed solely to such purchaser of shares and is not added to the bases of the assets of the Principal Subsidiary Partnership and subsidiary partnerships associated with all of the shareholders ("common bases"). With respect to Section 743(b) adjustments, proposed regulations relating to ACRS depreciation appear to require the acquiring partner to use a depreciation method and useful life for the increase in basis which is different from the method and useful life generally used to depreciate the Public Partnership's common bases in the assets of the Principal Subsidiary Partnerships and subsidiary partnerships.

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

     Transferor/Transferee Allocations. The Principal Partnerships will allocate their taxable income and losses among the shareholders of record in proportion to the number of Partnership Shares owned by them based on the number of months during the year for which each shareholder was record owner of the shares. The Principal Partnerships' taxable income and loss allocable to each month will be determined by allocating such income or loss pro rata to each month in the year. With respect to any Partnership Share that is transferred during any calendar month, the Principal Partnerships will treat a shareholder who becomes the record owner of such share on or before the close of business on the fifteenth day of the month as having been the owner of such share for the entire month if he or she holds such share for the remainder of such month. Conversely, a shareholder who becomes the record owner of a Partnership Share during such month but after the fifteenth day of a calendar month will be allocated the taxable income and losses attributable to the second half of such month if he or she holds such share for the remainder of such month.

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

     Until the enactment of Code section 197 in 1993, the general rule was that if an intangible asset has a determinable useful life, then the cost of the asset may be amortized over that useful life using a straight-line method. If, however, the useful life of an intangible asset is not determinable, then the cost of the intangible asset may not be amortized or deducted.

     In 1993, Congress enacted Code Section 197. This section allows for the amortization of certain intangibles over a 15-year period. This 15-year amortization period must be used even if the intangible asset has a useful life of less than 15 years.
The types of intangible assets covered by Code Section 197 include goodwill, going concern value, work force in place, licenses, permits, covenants not to compete, franchises, trademarks, trade names, customer-based intangible assets (e.g.,favorable sale contracts) and supplier-based intangible assets (e.g., favorable supply contracts). Interests in partnerships are specifically excluded from Code Section 197, among other types of intangible assets. Code Section 197 applies to intangible assets acquired after August 10, 1993 unless an election is made to apply Code Section 197 retroactively starting after July 25, 1991.

     The Principal Partnerships elected to have the provisions of Code Section 197 apply retroactively to an increase in basis for property acquired by the Principal Partnerships after that date.
This election can be expected to increase the amount of intangible amortization of the Principal Partnerships.

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

     For shareholders who purchased shares in the Public Partnership after August 18, 1993, the amortization on the intangible assets acquired by the Principal Partnerships before July 26, 1991 allowed by Section 197 will apply only to the increase in basis resulting from the Code Section 754 election. In other words, no amortization under Code Section 197 will be allowed on the Principal Partnerships' original basis in intangible assets, unless those assets were acquired by the Principal Partnerships after July 25, 1991.

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

Sale or Other Disposition of Shares

     General. In the event of a sale or disposition of Partnership Shares, a shareholder will recognize gain or loss, as the case may be, on the disposition in an amount equal to the difference between the amount realized by the shareholder on the disposition and his adjusted tax basis for his Partnership Shares. See "Tax Consequences of Partnership Share Ownership" -- "Tax Basis of Partnership Shares." For these purposes, a shareholder's share (as determined for purposes of Code Section
752) of any Principal Partnership indebtedness attributable to the transferred Partnership Shares will be included in the amount realized on the disposition.

     Generally, under current law, gain recognized by a shareholder on the sale or exchange of shares that have been held for more than twelve months will be taxable as long-term capital gain, taxable at a maximum rate of 28% in the case of taxpayers other than corporations. However, that portion of the gain attributable to "substantially appreciated inventory items" and "unrealized receivables" of the Principal Partnerships, as those terms are defined in the Code, will be treated as ordinary income. Ordinary income attributable to unrealized receivables and inventory items may exceed the net taxable gain realized upon the sale and may be recognized even if there is a net tax loss realized upon the sale. "Unrealized receivables" include, among other things, the shareholder's proportionate share of the amounts that would be recaptured as ordinary income if the Principal Partnerships were to have sold their assets at fair market value at the time the shareholder transferred his shares. See "Depreciation; ACRS; Amortization; Recapture" -- "Recapture." Any loss recognized upon the sale of shares generally will be treated as a capital loss.

     A shareholder will not ordinarily recognize any gain or loss upon making a gift of Partnership Shares. However, a shareholder making a gift of Partnership Shares more likely than not will include as an amount realized the share (as determined for purposes of Code Section 752) of any of the Partnerships' indebtedness allocable to the transferred Partnership Shares. See "Tax Consequences of Partnership Share Ownership" -- "Tax Basis of Partnership Shares," such shareholder would therefore recognize gain (but not loss) on making a gift of Partnership Shares if the shareholder's basis had declined so that it were less than such amount deemed realized. In the case of a deductible gift to a charitable organization the donor's basis is apportioned between the value deemed contributed and the deemed sale price. Any gain recognized more likely than not would be subject to the same rules (described above) which apply to gain recognized on a sale of a Partnership Share, so that some portion could be treated as ordinary income.

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

     Information Return Filing Requirements. The Public Partnership is required to notify the IRS of any sale or exchange (of which the Public Partnership has notice) of a share and to report to the IRS the name, address, and taxpayer identification number of the transferee and the transferor who were parties to such transaction and of the Public Partnership, the date of the transaction and any additional information required by the applicable information return or its instructions. The Public Partnership also must provide this information to the transferor and the transferee. If the Public Partnership fails to furnish the required information to the IRS, the Public Partnership may be subject to a penalty of up to $50 per failure, up to an annual maximum penalty of $250,000, unless the failure is due to an intentional disregard of the requirement, in which case a penalty of $100 per failure or if greater, 5% of the amount required to be reported, would apply, without limit. Penalties could also be asserted against the Public Partnership if it fails to furnish the required information to the transferor and the transferee.

     Any person who directly or indirectly holds an interest in the Public Partnership as a nominee on behalf of another person during a Public Partnership taxable year must furnish the Public Partnership with a written statement for such taxable year identifying the name, address and taxpayer identification number of the nominee and such other person and providing information regarding acquisitions and transfers of Partnership Shares (including information regarding acquisition cost and net sale proceeds) made by the nominee on behalf of such other person during such taxable year.

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

     Effect of the Interplay Between the Section 754 Election,
Section 197 and the SGP Trust. As discussed on page 43, the existence of the SGP Trust means that the taxable income of ServiceMaster Limited Partnership as allocated to each of its shareholders will not be greater than the cash distributions made to that shareholder. For many shareholders, however, taxable income will be less than their cash distributions due to the effect of the Section 754 election. The principal effect of the
Section 754 election is to cause the calculation of a partner's share of taxable income to reflect amortization and depreciation deductions which are determined by using a higher basis (reflecting the partner's purchase price) in the underlying assets than the partnership's own internal, historical basis for those assets. In this connection, the provision in the Revenue Reconciliation Act of 1993 which permits the amortization of intangible assets over a 15-year period has important consequences to those persons who purchased ServiceMaster shares on August 10, 1993 or thereafter. If their purchase price for such shares is at least $22 per share ($33 per share before the June 7, 1993 3-for-2 share split), their proportionate interest in the assets of ServiceMaster, including goodwill and other intangible assets on which amortization is now being taken over a 15-year period, will cause the calculation of their share of ServiceMaster's taxable income to include deductions which are expected to leave such persons with an allocation of no taxable income on such ServiceMaster shares or with negative taxable income on those shares. (If a limited partner is allocated negative taxable income on his or her ServiceMaster shares, it can be used to offset a like amount of positive taxable income on other ServiceMaster shares or gain upon the sale of ServiceMaster shares; however, it can not be used to offset taxable income from other sources). Under these circumstances, cash distributions on such shares will decrease the tax basis of those shares by the amount of cash distributed and without an offset increase in basis attributable to the allocation of taxable income to those shares. Accordingly, the amount of gain realized upon a taxable disposition of the shares will be greater than would be the case if the Section 754 election had not been made.

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

     Other Section 754-Related Matters. If a shareholder's adjusted basis in his or her Partnership Shares is less than his or her proportionate share of adjusted basis of the Principal Partnerships' property at the time of acquisition of such Partnership Shares, such shareholder's share of adjusted basis of the Principal Partnerships' property must be reduced to equal his or her basis in the Partnership Shares, resulting in adverse consequences to such shareholder.

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

Termination of the Principal Partnerships for Tax Purposes

     Code Section 708 provides that if 50% or more of the capital and profits interests in a partnership are sold or exchanged within a single 12-month period, the partnership will be considered to have terminated for tax purposes. Because of the structure of the Principal Partnerships, it is likely that a Code
Section 708 termination of the Public Partnership would result in a Code Section 708 termination of the Principal Subsidiary Partnership as well. In view of the fact that Partnership Shares will be publicly traded, it is possible that shares representing 50% or more of the Public Partnership's capital and profits interests might be sold or exchanged within a single 12-month period. However, a share that changes hands several times during a 12-month period would only be counted once for purposes of determining whether a termination has occurred. If the Principal Partnerships should terminate for tax purposes, they would be deemed to have distributed their assets to their partners, who would then be deemed to have contributed the assets to new partnerships. The Principal Partnerships would have a new basis in their non-cash assets equal to the aggregate basis of the shareholders in their Partnership Shares prior to the termination plus any gain recognized by the shareholders in the termination, less any cash deemed distributed to the shareholders in connection with the termination. Accordingly, if the basis of the shareholders in their Partnership Shares is more or less than the Principal Partnerships' aggregate basis in their assets immediately prior to the termination, the Principal Partnerships' basis in their non-cash assets following the termination might have to be reallocated among those assets to reflect the relative fair market values of those assets at the time of termination. Such a reallocation may be favorable or unfavorable, depending on the circumstances.

     Generally, a shareholder would not recognize any taxable gain or loss as a result of the deemed pro rata distribution of Principal Partnership assets incident to a termination of the Principal Partnerships. A shareholder, however, would recognize gain to the extent, if any, that the shareholder's pro rata share of the Principal Partnerships' cash (and the reduction, if any in the shareholder's share of the Principal Partnerships' indebtedness as determined for purposes of Code Section 752) at the date of termination exceeded the adjusted tax basis of his Partnership Shares. Also, the Principal Partnerships' taxable years would terminate. If the shareholder's taxable year were other than the calendar year, the inclusion of more than one year of the Principal Partnerships' income in a single taxable year of the shareholder could result. Also, new tax elections would be required to be made by the reconstituted partnerships. Finally a termination of the Principal Partnerships may cause the Principal Partnerships or their assets to become subject to unfavorable statutory or regulatory changes enacted prior to the termination but previously not applicable to the Principal Partnerships or their assets because of protective "transitional" rules.
However, a constructive termination under Code Section 708 should not cause the Partnership to lose the benefits of the up-to-10-year grace period during which the application of new Code
Section 7704 is postponed.  See "Tax Status of the Partnerships"
- "Publicly Traded Partnerships Treated as Corporations."

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

Minimum Tax on Tax Preference Items

     The Code provides for an alternative minimum tax on the excess of alternative minimum taxable income over an exemption amount. Although these rules are applicable to the shareholders of the Public Partnership, in fact the Public Partnership has had no preference items since inception and does not anticipate generating any preference items in the future.

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

     The IRS has announced that forthcoming Regulations will also treat an individual shareholder's net passive income from a publicly traded partnership (such as the Public Partnership) as investment income under Code Section 163(d). Accordingly, the amount of an individual shareholder's net passive income if any from the Public Partnership will be treated as investment income for purposes of Code Section 163(d). For this purpose, the computation of the amount of a shareholder's net passive income from the Public Partnership will take into account any passive activity deductions attributable to expenses of the shareholder that are incurred outside the Public Partnership and are properly allocable to the interest in passive activities that the shareholder holds through Partnership Shares. Thus, the amount of a shareholder's net passive income, if any, from the Public Partnership generally will be reduced on account of a portion of any interest incurred by the shareholder to finance the acquisition of Partnership Shares.

     Noncorporate shareholders are urged to consult their tax advisors with regard to the specific effect that limitations on the deduction of investment interest would have on their investment in the Public Partnership.

Tax-Exempt Entities, Individual Retirement Accounts and
Regulated Investment Companies

     Unrelated Business Taxable Income. Tax-exempt entities (including IRAs and trusts that hold assets of employee benefit or retirement plans) are subject to tax on certain income derived from a business regularly carried on by the entity that is unrelated to its exempt activities (i.e., "unrelated business taxable income" ("UBTI")). It is anticipated that nearly all of any tax-exempt entity's share (whether or not distributed) of the Principal Partnerships' gross income will be treated as gross income from an unrelated business, and the tax-exempt entity's share of nearly all of the Principal Partnerships' deductions will be allowed in computing the tax-exempt entity's UBTI.

     Tax-exempt shareholders other than those who benefit from the interplay between the Section 754 Election, Section 197 and the SGP Trust as described on pages 50 and 51 would be subject to tax on any UBTI to the extent that the sum of such UBTI (i.e., gross income net of deductions), if any, from their Partnership Shares and from other sources were to exceed $1,000 in any particular year. Moreover, even if their UBTI does not exceed $1,000 so that tax-exempt shareholders do not incur a Federal income tax liability, they nevertheless will be required to file income tax returns if their gross income included in computing such UBTI is $1,000 or more for any tax year.

     Investment Company Income. For purposes of determining whether a shareholder is a regulated investment copany (within the meaning of Code Section 851), the shareholder's income derived from the Principal Partnerships will be treated as income from dividends, interest and gains from the sale or other disposition of securities only to the extent the shareholder's income is attributable to such dividends, interest and gains realized by the Principal Partnerships.

Administrative Matters

     Information to Shareholders and Assignees. In addition to the required Schedule K1 to be furnished by the Public Partnership to holders of Partnership Shares during a particular taxable year, the Public Partnership intends to furnish detailed instructions and explanations advising recipients of the Schedule K1 as to how to fill out their own income tax returns. The information will be provided within 90 days after the end of the Public Partnership's taxable year.

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

     The Code provides for a penalty in the amount of 20% of any underpayment of tax attributable to a "substantial understatement of income tax." A "substantial understatement of income tax" is the amount of the understatement of tax on a taxpayer's return for a particular taxable year that exceeds the greater of $5,000 ($10,000 if the taxpayer is a corporation other than an S corporation or a personal holding company) or 10% of the tax required to be shown on the return for the year. As a general rule, the penalty will not be imposed with respect to underpayments attributable to items for which (i)there is or was substantial authority for the tax treatment afforded such items by the taxpayer, or (ii)the relevant facts affecting the treatment of such items are adequately disclosed in the taxpayer's return or in a statement attached to the return and there was a reasonable basis for the position. The penalty will not apply with respect to any portion of a tax underpayment attributable to a substantial understatement of income tax if it is shown that there was a reasonable cause for such portion and that the taxpayer acted in good faith with respect to such portion. There can be no assurance that a shareholder will not have a substantial understatement of income tax as a result of the treatment of items of income, gain, loss, deduction and credit resulting from his investment in the Public Partnership or that the IRS will not contend that there is not substantial authority for the treatment on the shareholder's return of certain items of income, gain, loss, deduction and credit. If the IRS should challenge the treatment by the Principal Partnerships for tax purposes of the various items of income, gain, loss, deduction and credit, and if a shareholder should fail to meet the substantial authority and adequate disclosure tests, a shareholder could incur a penalty for a substantial underpayment of taxes resulting from his investment in the Public Partnership.

     Interest on Deficiencies. The Code provides that interest accrues on all tax deficiencies at a rate based on the Federal short-term rate plus 3 percentage points (5 percentage points in certain cases involving underpayment by a Ccorporation of tax amounting to more than $100,000) and compounded daily. This interest applies to penalties as well as tax deficiencies.

     Backup Withholding. Distributions to shareholders whose Partnership Shares are held on their behalf by a broker may constitute reportable payments subject to backup withholding. Backup withholding, however, would apply only if the shareholder
(i) failed to furnish his Social Security number or other taxpayer identification number to the person subject to the backup withholding requirement (e.g., the broker) or
(ii)furnished an incorrect Social Security number or taxpayer identification number. If backup withholding were applicable to a shareholder, the person subject to the backup withholding requirement would be required to withhold 31% of each distribution to such shareholder and to pay such amount to the IRS on behalf of such shareholder. Amounts withheld under the backup withholding provisions are allowable as a refundable credit against a taxpayer's Federal income tax.

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

     Code Section 1446 generally requires partnerships which have taxable income effectively connected with a trade or business in the United States to withhold tax with respect to the portion of such income allocable to foreign partners. This withholding tax generally is imposed at the rate of 39.6% with respect to effectively connected income (as computed for purposes of Section
1446) allocable to foreign individuals, and 35% with respect to effectively connected income (as computed for purposes of Section
1446) allocable to foreign corporations and withholding may be required under Section 1446 even if no actual distribution has been made to partners. However, pursuant to an IRS Revenue Procedure, in the case of a publicly traded partnership (such as the Public Partnership) the Code Section 1446 withholding tax will be imposed in an alternative manner unless the publicly traded partnership elects not to have such alternative treatment apply. Under this alternative approach, the Code Section 1446 withholding tax is imposed on distributions made to individual or corporate foreign partners. The Treasury is authorized to issue such regulations applying Section 1446 to publicly traded partnerships as may be necessary to carry out the purposes of
Section 1446, but such regulations have not yet been issued. Although foreign shareholders would be entitled to a United States tax credit for amounts withheld by Principal Partnerships under Section 1446, either Section 1446 or the regulations (not yet issued) applying Section 1446 to publicly traded partnerships could under some circumstances adversely affect the Principal Partnerships and the foreign shareholders.

     Branch Profits Tax. Code Section 884 imposes a branch profits tax at the rate of 30 percent (or lower to the extent provided by any applicable income tax treaty) on the earnings and profits (after certain adjustments) of a U.S. branch of a foreign corporation, if such earnings and profits are attributable to income effectively connected with a U.S. trade or business. The legislative history of Code Section 884 indicates that the branch prose tax is intended to apply to foreign corporations that are partners in partnerships which have a U.S. trade or business. Thus, foreign corporations which own shares in the Public Partnership may be subject to the branch profits tax on earnings and profits attributable to the Principal Partnerships' income as well as federal income tax on their share of Partnership income. The earnings and profits (which are subject to branch profits tax) attributable to Partnership Shares held by a foreign corporation will, of course, reflect a reduction for Federal income taxes paid by the foreign corporate shareholder on its share of Partnership income.

     FIRPTA. The Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"), as amended by subsequent legislation, provides that gain or loss on the disposition of a United States Real Property Interest ("USRPI") is taxable in the United States as if effectively connected with a U.S. business and imposes withholding requirements on such sales and on distributions of USRPIs by partnerships to foreign persons. USRPIs include (i) United States real estate and (ii) interest in certain entities (including publicly traded partnerships) holding United States real estate. The shares will not be USRPIs unless the value of the Principal Partnerships' United States real estate equals or exceeds 50% of the value of all its business assets.
Furthermore, the FIRPTA rules generally do not apply to any foreign person which owns 5% or less of the publicly traded Partnership Shares. FIRPTA also imposes certain withholding obligations with respect to dispositions of USRPIs by a partnership that are includable in a foreign person's share of partnership income.

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

                                                           SCHEDULE VIII

                                                 SERVICEMASTER LIMITED PARTNERSHIP
                                                 VALUATION AND QUALIFYING ACCOUNTS
                                                          (In thousands)

                                                                                               Deductions--
                                      Balance at         Charged to     Reserves of           Write-offs of
                                     Beginning of         Costs and        Acquired           Uncollectible     Balance at
        Classification                 Period             Expenses        Companies              Accounts    End of Period
------------------------------       ------------         ---------     -----------           -------------  -------------

AS OF DECEMBER 31, 1994:
    Allowance for doubtful accounts--

     Accounts receivable (current)     $17,563             15,428               531                  15,912        $17,610
                                       --------            -------             ----                 -------        -------
     Notes receivable (current)         $1,875               685                 --                      56        $ 2,504
                                        -------            ------              ----                 -------        -------


AS OF DECEMBER 31, 1993:
    Allowance for doubtful accounts--

     Accounts receivable (current)      $15,772             13,579              613                  12,401        $17,563
                                        -------            ------              ----                  ------        -------
     Notes receivable (current)         $ 2,128                694              ---                     947        $ 1,875
                                        -------            ------              ----                  ------        -------


AS OF DECEMBER 31, 1992:
    Allowance for doubtful accounts--

     Accounts receivable (current)      $ 9,065             14,782            3,714                  11,789        $15,772
                                        -------            ------            ------                  ------        -------
     Notes receivable (current)         $ 1,825              1,131              ---                     828        $ 2,128
                                        -------            ------            ------                  ------        -------

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of ServiceMaster Limited Partnership:

We have audited in accordance with generally accepted auditing standards, the financial statements included in ServiceMaster Limited Partnership's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules included in Part IV in the Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These supporting schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                             Arthur Andersen LLP
Chicago, Illinois
January 24, 1995

                           SIGNATURES

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

                         SERVICEMASTER LIMITED PARTNERSHIP
                             Registrant

                         By: ServiceMaster Management
                             Corporation
                             (General Partner)


Date: March 17, 1995     By: /s/ C. WILLIAM POLLARD
                             ----------------------
                             C. William Pollard
                             Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the date indicated.

     Signature           Title                              Date
     ---------           -----                              ----


/s/  C. WILLIAM POLLARD  Chairman and Director              March 17, 1995
     C. William Pollard


/s/  CARLOS H. CANTU     President and Chief Executive      March 17, 1995
     Carlos H. Cantu     Officer and Director


/s/  CHARLES W. STAIR    Vice Chairman and Director         March 17, 1995
     Charles W. Stair


/s/  ERNEST J. MROZEK    Senior Vice President and          March 17, 1995
     Ernest J. Mrozek    Chief Financial Officer
                         (Principal Financial Officer)

/s/  HENRY O. BOSWELL    Director                           March 17, 1995
     Henry O. Boswell


/s/  BRIAN GRIFFITHS     Director                           March 17, 1995
     Brian Griffiths


/s/  SIDNEY E. HARRIS    Director                           March 17, 1995
     Sidney E. Harris


/s/  HERBERT P. HESS     Director                           March 17, 1995
     Herbert P. Hess


/s/  GUNTHER H. KNOEDLER Director                           March 17, 1995
     Gunther H. Knoedler


/s/  JAMES D. McLENNAN   Director                           March 17, 1995
     James D. McLennan



/s/  VINCENT C. NELSON   Director                           March 17, 1995
     Vincent C. Nelson


/s/  KAY A. ORR          Director                           March 17, 1995
     Kay A. Orr


/s/  PHILIP B. ROONEY    Director                           March 17, 1995
     Philip B. Rooney


/s/  BURTON E. SORENSEN  Director                           March 17, 1995
     Burton E. Sorensen


/s/  DAVID K. WESSNER    Director                           March 17, 1995
     David K. Wessner

                         EXHIBITS INDEX

Exhibit No.         Description of Exhibit

-----------    -------------------------------------------------

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

  4.3          Amendment No. 2 to the Amended and Restated
               Agreement of Limited Partnership of ServiceMaster
               Limited Partnership is incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K for the year ended December 31, 1988 (SEC File No.
               1-9378) (the "1988 10-K").

  4.4          Amendment No. 3 to the Amended and Restated
               Agreement of Limited Partnership of ServiceMaster
               Limited Partnership is incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K for the year ended December 31, 1989 (SEC File No.
               1-9378) (the "1989 10-K").

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


               Delaware dated December 11, 1991 (the "December
               1991 Proxy Statement/Prospectus").

  4.6          Amended and Restated Agreement of Limited
               Partnership of ServiceMaster Limited Partnership effective January 1, 1993 is incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended December 31, 1992
               (SEC File No. 1-9378) (the"1992 10-K").

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

  4.9          Amendment No. 2 to the Amended and Restated
               ServiceMaster Company Limited Partnership
               Agreement is incorporated by reference to Exhibit
               4.7 to the 1989 10-K.

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

10.10          ServiceMaster Partnership Share Investment Plan
               (the "PSIP") is incorporated by reference to the PSIP Registration Statement on Form S-8 (No. 33-
               19763) filed with the SEC on January 22, 1988, as amended through all post-effective amendments filed on or before February 10, 1988.

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

10.16          Form of Option Agreement for the ServiceMaster 10-
               Plus Plan is incorporated by reference to Exhibit
               4.3 to the 10-Plus Registration Statement.

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

10.21          Form of Option Agreement for the ServiceMaster 10-
               Plus Plan as amended September 3, 1991 is incorporated by reference to Exhibit 10.22 to the 1991 10-K.

10.22          ServiceMaster 1994 Non-Employee Director Share
               Option Plan is incorporated by reference to
               Exhibit to the ServiceMaster Limited Partnership
               Registration Statement on Form S-8 (No. 33-    )
               filed with the Securities and Exchange Commission
               on October 5, 1994 (the "Directors Share Plan
               Registration Statement").


10.23          Form of Option Agreement for the ServiceMaster
               1994 Non-Employee Director Share Option Plan is incorporated by reference to Exhibit 4.3 to the Directors Share Plan Registration Statement.

11 Exhibit regarding detail of income per share computation for each of the three years ended
               December 31, 1994, 1993 and 1992.

13 The ServiceMaster Annual Report to Shareholders for the year ended December 31, 1994 (the "1994
               Annual Report").  The parts of the 1994 Annual
               Report which are expressly incorporated into this report by reference shall be deemed filed with this report. All other parts of the 1994 Annual
               Report are furnished for the information of the Commission and are not filed with this report.

21             Subsidiaries of Registrant.

23             Consent of Arthur Andersen LLP.

27             Financial Data Schedule (EDGAR filing only)

99.1      Amended and Restated Certificate of Incorporation of
          ServiceMaster Management Corporation is incorporated by reference to Exhibit 28.1 to the 1986 10-K.

99.2      Amended and Restated Bylaws of ServiceMaster Management
          Corporation is incorporated by reference to Exhibit
          28.2 to the 1986 10-K.

99.3 Common Stock Purchase Agreement entered into by certain purchasers of the Common Stock of ServiceMaster
          Management Corporation on December 30, 1986 is incorporated by reference to Exhibit 28.3 to the 1986
          10-K.

99.4 Voting Trust Agreement among the stockholders and directors of ServiceMaster Management Corporation, dated December 30, 1986 is incorporated by reference to
          Exhibit 28.4 to the 1986 10-K.

99.5 Participation Agreement dated November 8, 1990, by and among ServiceMaster Consumer Services Limited
          Partnership, The ServiceMaster Company Limited
          Partnership, ServiceMaster Consumer Services Management
          Corporation, ServiceMaster Management Corporation,
          Waste Management, Inc., WMI Urban Services, Inc., and
          WMPC, Inc. is incorporated by reference to Exhibit 4.2 to the Form 8-K filed on November 21, 1990 (the
          "November 1990 8-K").


99.6 Amended and Restated Agreement of Limited Partnership for ServiceMaster Consumer Services Limited Partnership dated November 8, 1990 is incorporated by reference to
          Exhibit 4.4 to the November 1990 8-K.

99.7      Merger and Reorganization Agreement dated December 10,
          1991, by and among ServiceMaster Incorporated of Delaware, ServiceMaster Limited Partnership,
          ServiceMaster Corporation, ServiceMaster Management
          Corporation, NewSub A, Inc., and NewSub B, Inc., is incorporated by reference to Annex D to the December
          1991 Proxy Statement/Prospectus.

99.8 Amended and Restated Agreement of Limited Partnership of ServiceMaster Management Services Limited
          Partnership dated December 1991 is incorporated by reference to Exhibit 28.10 to the 1991 10-K.

99.9      Amended and Restated Certificate of Incorporation of
          ServiceMaster Incorporated of Delaware as filed on December 17, 1991 is incorporated by reference to
          Exhibit 28.11 to the 1992 10-K.

99.10          Amended and Restated Agreement of Limited
               Partnership of ServiceMaster Consumer Services
               Limited Partnership effective June 30, 1992 is incorporated by reference to Exhibit 28.12 to the 1992 10-K.

99.11 Amended and Restated Certificate of Incorporation of ServiceMaster Incorporated of Delaware as filed in January, 1993 is incorporated by reference to
               Exhibit 28.13 to the 1992 10-K.

99.12          Agreement of Trust (T Trust) between The
               ServiceMaster Company Limited Partnership, as grantor, and Continental Bank National
               Association, as trustee, dated January 1, 1993 is incorporated by reference to Exhibit 28.14 to the 1992 10-K.

99.13          Agreement of Trust (A Trust) between The
               ServiceMaster Company Limited Partnership, as grantor, and Continental Bank National
               Association, as trustee, dated January 1, 1993 is incorporated by reference to Exhibit 28.15 to the 1992 10-K.

                        Graphics Appendix


     This appendix describes the graphics which could not be put into electronic format and which have been filed with the Securities and Exchange Commission as a paper filing.

     A diagram captioned "Structure of ServiceMaster" is set forth on page 9. This diagram shows the principal holding and operating units within the ServiceMaster enterprise. The
Registrant is shown at the top of the diagram and The
ServiceMaster Company appears directly below the Registrant. The four principal segments of ServiceMaster are set forth below.
The principal operating units within each segment are then depicted. Reference is made to the "Notes to Organizational
Structure Chart" on page 10 for a further explanation of the diagram.

     A Performance Graph is set forth on page 33 which consists of a line graph which compares the yearly percentage change in ServiceMaster's cumulative total shareholder return on its limited partner shares (computed in accordance with the Item
302(d) of Reg. S-K) with the cumulative return on the stocks of the companies within the S&P 500 Index and with the Dow Jones
Consumer and Household Services Index over the five year period from January 1, 1990 to December 31, 1994. The chart shows that
ServiceMaster outperformed both indices in 1990, 1991, 1992, 1993 and 1994 in wide margins over the last four years.
