Form 10-Q
period 1995-03-31
SERVICEMASTER LTD PARTNERSHIP
filed 1995-05-15
CIK 806027

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549


                                   FORM 10-Q


        __x__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  March 31, 1995
                                              --------------

        _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______ to _____

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No
____.


Indicate the number of shares outstanding of each of the issuer's classes of shares: 78,325,434 shares on May 8, 1995.


This document consists of 12 pages, including the cover page.

                            TABLE OF CONTENTS

                                                                Page
                                                                 No.
                                                                ----

SERVICEMASTER LIMITED PARTNERSHIP (Registrant) -

Part I.  Financial Information
- -------  ---------------------

Consolidated Statements of Income for the
  three months ended March 31, 1995 and March 31, 1994             2

Consolidated Statements of Financial Position
  as of March 31, 1995 and December 31, 1994                       3

Consolidated Statements of Cash Flows for the three months
  ended March 31, 1995 and March 31, 1994                          4

Notes to Consolidated Financial Statements                         5

Management Discussion and Analysis of Financial
  Condition and Results of Operations                              6


Part II.  Other Information
- --------  -----------------

Exhibit 11 - Exhibit Regarding Detail of Income
  Per Share Computation                                           10

Signature                                                         11



                             PART I. FINANCIAL INFORMATION

                           SERVICEMASTER LIMITED PARTNERSHIP
                           Consolidated Statements of Income
                         (In thousands, except per share data)

                                                              Three Months Ended
                                                                   March 31,
                                                          1995                   1994
                                                       ---------              ---------
Operating Revenue . . . . . . . . . . . . .           $  707,764             $  657,638

Operating Costs and Expenses:
Cost of services rendered
  and products sold . . . . . . . . . . . .              571,812                543,274
Selling and administrative expenses . . . .               91,532                 76,718
                                                       ---------              ---------

Total operating costs and expenses. . . . .              663,344                619,992
                                                       ---------              ---------

Operating Income. . . . . . . . . . . . . .               44,420                 37,646

Non-operating Expense (Income):
Interest expense. . . . . . . . . . . . . .                8,902                  8,107
Interest income . . . . . . . . . . . . . .               (1,359)                (1,475)
Minority interest*. . . . . . . . . . . . .                7,525                  5,928
                                                       ---------              ---------

Income before Income Taxes. . . . . . . . .               29,352                 25,086

Provision for income taxes. . . . . . . . .                  472                    540
                                                       ---------              ---------

Net Income. . . . . . . . . . . . . . . . .           $   28,880             $   24,546
                                                       =========              =========

Net Income Per Share. . . . . . . . . . . .                $ .37                  $ .32
                                                            ====                   ====

Cash Distributions Per Share. . . . . . . .                $ .23                  $ .23
                                                            ====                   ====


Net income per share is based on 78,984 shares and 77,693 shares for the three months ended
March 31, 1995 and 1994, respectively.

* Includes General Partners' interest of $571 and $497 for the three months ended March 31,
1995 and 1994, respectively.

                    See Notes to Consolidated Financial Statements

                                          2


                           SERVICEMASTER LIMITED PARTNERSHIP
                     Consolidated Statements of Financial Position
                                    (In thousands)                    As of
                                                              March 31,   December 31,
Assets                                                          1995          1994
                                                             ----------    -----------
Current Assets:
Cash and marketable securities, including cash and
   cash equivalents of $12,648 and $14,333, respectively. . $    34,840   $     34,444
Accounts and notes receivable, less allowances of $20,099
   and $20,114, respectively. . . . . . . . . . . . . . . .     239,796        211,714
Inventories . . . . . . . . . . . . . . . . . . . . . . . .      42,933         36,062
Prepaid expenses and other assets . . . . . . . . . . . . .      95,803         48,825
                                                             ----------    -----------
   Total current assets . . . . . . . . . . . . . . . . . .     413,372        331,045
                                                             ----------    -----------

Property and Equipment:
   At cost. . . . . . . . . . . . . . . . . . . . . . . . .     275,459        260,187
   Less: accumulated depreciation . . . . . . . . . . . . .     135,930        131,739
                                                             ----------    -----------
   Net property and equipment . . . . . . . . . . . . . . .     139,529        128,448
                                                             ----------    -----------

Contract rights, trade names, goodwill, and other,
   net of accumulated amortization of $109,764
   and $105,619, respectively . . . . . . . . . . . . . . .     754,063        686,309
Notes receivable, long-term securities, and other assets. .      90,131         85,037
                                                             ----------    -----------

   Total assets . . . . . . . . . . . . . . . . . . . . . . $ 1,397,095   $  1,230,839
                                                             ==========    ===========

Liabilities And Shareholders' Equity

Current Liabilities:
Accounts payable. . . . . . . . . . . . . . . . . . . . . . $    47,088   $     44,272
Accrued liabilities . . . . . . . . . . . . . . . . . . . .     177,075        167,238
Deferred revenues . . . . . . . . . . . . . . . . . . . . .     111,800         84,658
Current portion of long-term obligations. . . . . . . . . .       9,335          8,227
                                                             ----------    -----------
   Total current liabilities. . . . . . . . . . . . . . . .     345,298        304,395
                                                             ----------    -----------

Long-Term Debt. . . . . . . . . . . . . . . . . . . . . . .     452,775        386,511
Other Long-Term Obligations . . . . . . . . . . . . . . . .      99,299         97,395
Commitments and Contingencies . . . . . . . . . . . . . . .

Minority and General Partners' Interest
   includes General Partners' interest of
   $1,287 in 1995 and $1,516 in 1994. . . . . . . . . . . .     126,903        135,272

Shareholders' Equity:
Limited partners' equity - shares issued 80,879
   at March 31, 1995 and 78,055 shares at
   December 31, 1994. . . . . . . . . . . . . . . . . . . .     441,395        364,673
Treasury shares at cost - 2,551 shares at
   March 31, 1995 and 2,033 shares at
  December 31, 1994 . . . . . . . . . . . . . . . . . . . .     (59,751)       (48,497)
Share subscriptions receivable and restricted shares -
   764 shares at March 31, 1995 and 810 shares
   at December 31, 1994 . . . . . . . . . . . . . . . . . .      (8,824)        (8,910)
                                                             ----------    -----------
   Total shareholders' equity . . . . . . . . . . . . . . .     372,820        307,266
                                                             ----------    -----------

   Total liabilities and shareholders' equity . . . . . . . $ 1,397,095   $  1,230,839
                                                             ==========    ===========



                    See Notes to Consolidated Financial Statements

                                       3



                           SERVICEMASTER LIMITED PARTNERSHIP
                         Consolidated Statements of Cash Flows
                                     (In thousands)
                                                                 Three Months Ended
                                                                      March 31,
                                                                 1995          1994
                                                              -----------   ----------

Cash and Cash Equivalents at January 1. . . . . . . . . . .  $     14,333  $    17,271

Cash Flows from Operations:

Net Income. . . . . . . . . . . . . . . . . . . . . . . . .        28,880       24,546
   Adjustments to reconcile net income
   to net cash flows from operations:
     Depreciation . . . . . . . . . . . . . . . . . . . . .         8,991        7,683
     Amortization . . . . . . . . . . . . . . . . . . . . .         4,145        3,716
     Change in working capital, net of acquisitions:
       Receivables. . . . . . . . . . . . . . . . . . . . .       (15,999)     (16,656)
       Inventories and other current assets . . . . . . . .       (53,130)     (54,037)
       Accounts payable . . . . . . . . . . . . . . . . . .         2,197        6,915
       Deferred revenues. . . . . . . . . . . . . . . . . .        27,160       25,955
       Accrued liabilities. . . . . . . . . . . . . . . . .         7,531        9,567
     Minority interest and other, net . . . . . . . . . . .         6,138        4,457
                                                             ------------   ----------
Net Cash Provided from Operations . . . . . . . . . . . . .        15,913       12,146
                                                              -----------   ----------

Cash Flows from Investing Activities:
   Property additions . . . . . . . . . . . . . . . . . . .       (15,148)      (8,721)
   Business acquisitions, net of cash acquired. . . . . . .       (13,980)      (7,235)
   Notes receivable and financial investments . . . . . . .       (16,507)      (2,674)
   Proceeds from sale of Education Food business. . . . . .         9,938          ---
   Net purchases of marketable securities . . . . . . . . .          (920)        (451)
   Payments to sellers of acquired businesses . . . . . . .          (643)        (636)
   Sale of equipment and other assets . . . . . . . . . . .           540          471
   Sale of investment in Norrell Corporation. . . . . . . .           ---       29,021
                                                              -----------   ----------
Net Cash Provided from (Used for) Investing Activities. . .       (36,720)       9,775
                                                              -----------   ----------

Cash Flows from Financing Activities:
   Short-term borrowings, net . . . . . . . . . . . . . . .        64,211        5,110
   Distributions to shareholders and shareholders' trust. .       (26,924)     (20,698)
   Purchase of treasury shares. . . . . . . . . . . . . . .       (14,244)      (4,917)
   Distributions to holders of minority interests . . . . .        (3,147)        (709)
   Payments of other obligations. . . . . . . . . . . . . .        (3,142)      (1,658)
   Proceeds from employee share option plans. . . . . . . .         2,223        2,998
   Other. . . . . . . . . . . . . . . . . . . . . . . . . .           145        3,521
                                                              -----------   ----------
Net Cash Provided from (Used for) Financing Activities. . .        19,122      (16,353)
                                                              -----------   ----------

Cash Increase (Decrease) during the Period. . . . . . . . .        (1,685)       5,568
                                                              -----------   ----------

Cash and Cash Equivalents at March 31 . . . . . . . . . . .  $     12,648  $    22,839
                                                              ===========   ==========


                    See Notes to Consolidated Financial Statements

                                       4

                    SERVICEMASTER LIMITED PARTNERSHIP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: The consolidated financial statements include the accounts of the Partnership and its significant subsidiaries, collectively referred to as "the Partnership". Intercompany transactions and balances have been eliminated in consolidation.

Note 2: The consolidated financial statements included herein have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest Annual Report to shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1994. In the opinion of the Partnership, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position of ServiceMaster Limited Partnership as of March 31, 1995 and
December 31, 1994, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994, have been included. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

Note 3: For interim accounting purposes, certain costs directly associated with the generation of lawn care revenues are initially deferred and recognized as expense as the related revenues are recognized. Full year results are not affected.

Note 4:  In the Consolidated Statements of Cash Flows, the caption
Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the three months ended March 31, 1995 and 1994 is presented in the following table. The increase in interest paid in 1995 from 1994 is primarily due the refinancing of debt in first quarter of 1994 and increased debt balances reflecting increased seasonal borrowings.

                                                       (In thousands)
                                                      1995        1994
Cash paid or received for:                           --------   --------
- --------------------------
Interest expense, net of amounts capitalized. . . . $   6,058  $   3,524
Interest and dividend income. . . . . . . . . . . . $     777  $     561

                                    5

                    SERVICEMASTER LIMITED PARTNERSHIP
                   MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

FIRST QUARTER 1995 COMPARED TO FIRST QUARTER 1994
- -------------------------------------------------

Revenues increased 7.6% over the first quarter 1994 to $707.8 million due to internal growth and the inclusion of the European pest control acquisitions made in the second half of 1994, offset by the disposition of the Education Food Service business in February of this year. On a comparable basis, revenues increased approximately 9%. Net income was $28.9 million, reflecting a 17.7% increase over one year ago while net income per share was $.37, representing an increase of 15.6%. Earnings per share reflects the issuance of 2.8 million shares in connection with the TruGreen-ChemLawn minority interest acquisition, partially offset by the ongoing share repurchase program. Operating income increased 18%, to $44.4 million while margins increased to 6.3% of revenues from 5.7% in 1994, reflecting the favorable effects of leveraging throughout the enterprise and improved efficiencies in the Management Services unit.

The Consumer Services business unit achieved accelerated growth in revenues and net income with each of the five companies achieving strong results. The TruGreen-Chemlawn operations had strong growth in revenues and profits resulting from excellent sales volume and favorable weather conditions in March. In addition, this unit again achieved a very successful first quarter marketing season, with full program residential customers up 13% over comparable prior year levels. This will primarily benefit revenues and profits in subsequent quarters when the services are rendered. The Terminix operations continued to increase both revenues and profits as a result of strong internal growth and encouraging improvements in both sales leads and customer retention. The ServiceMaster Residential and Commercial business continued to benefit from growth in disaster recovery services, which are provided by both franchisees and on a direct basis for more significant commercial projects. The Merry
Maids operations continued their strong rate of growth as a result of increased revenues from existing franchises along with encouraging results experienced with its eight company-owned branches. American Home Shield achieved strong growth in both revenues and profits reflecting improvements in contract renewals and direct to consumer sales, despite weaker home resale markets in California and most of the rest of the country.

The Management Services business unit realized the initial benefits of the market based restructuring that was implemented last year, as improved efficiencies led to an overall increase in profits during the quarter. Revenues were below prior year levels as a result of the disposition of the Education Food business in mid-February. The health care market achieved increased profits due to improved efficiencies. Sales of new health care contracts showed encouraging improvements which will benefit revenues in future quarters. The education market was adversely effected by operating losses in the food service business prior to its disposition, as well as a modest reduction in revenues and profits from other services. The Business and Industry group experienced improved profitability through overhead reductions and productivity improvements offsetting revenue declines resulting from customer downsizing.

Diversified Health Services produced strong results with sharply increased profits from management and consulting services and medical supply sales. International operations achieved solid growth in royalty fees from existing licensees while the acquisitions made in the second half of 1994 performed consistent with expectations and achieved modest net income after all acquisition costs in their first full quarter as part of ServiceMaster.

Cost of services rendered and products sold increased 5.3% due to the growth of Consumer Services and the addition of the acquired
European pest control businesses, but decreased as a percentage of revenue from 82.6% in 1994 to 80.8% in 1995. This decrease as a percentage of revenue reflects the changing mix of the business as Consumer Services and Diversified Health Services increase in size in relation to the overall business of the Partnership. The Consumer Services and Diversified Health Services units, along with the acquired direct International businesses, operate at a higher gross profit than the Management Services business unit but incur relatively higher selling and administrative expenses.

Selling and administrative expenses increased 19.3% over prior year reflecting the increased volume in the Consumer Services businesses as well as the International acquisitions. Selling and administrative expenses as a percent of revenue increased to 12.9% of revenue in the first quarter of 1995 as compared to 11.7% of revenue one year ago. This increase as a percentage of revenue is also primarily attributable to the changing business mix of the Partnership.

Interest expense increased reflecting the three European pest control acquisitions and increased seasonal borrowings, partially offset by the proceeds received from the sale of the Education Food business. The increase in minority interest expense primarily reflects the continued rapid growth in profits at the Consumer Services business unit.


Financial Position
- ------------------

Net cash provided from operations of $15.9 million was 31% above first quarter 1994. Due to the seasonality of the lawncare and pest control operating cycles, the Partnership's working capital needs are the highest during the first quarter. The current ratio improved to 1.2 from 1.1 at year end.

In January, 1995, Consumer Services acquired the 15% minority interest in TruGreen-ChemLawn. The interest was purchased through the issuance of 2,824,000 partnership shares and a contingent right to receive an additional payment in 1997, depending upon the magnitude of TruGreen-ChemLawn earnings and the performance of ServiceMaster shares in 1995 and 1996. When the contingency is resolved, any additional consideration due will be distributed and recorded.

In February, 1995, the Partnership sold the Education Food business to Daka International, Inc. for $10 million in cash and a secured note of approximately $10.25 million which is payable in August, 1995.
The gain realized on the sale was not material to overall results for the quarter.

The increase in accounts and notes receivable reflects general business growth, increased activity in the seasonal Consumer Services businesses, the note receivable from the sale of the food service business and financial investments in the long term care industry.

The increase in inventories is a result of normal seasonal build-ups in the pest control and lawncare businesses. Prepaids and other assets have increased from year end as the lawncare operation defers certain direct response marketing costs and other similar expenses in the first quarter, which are then amortized over the lawncare production season, when revenues are recognized. Deferred revenues also increased significantly reflecting customer prepayments for lawncare services.

Property and equipment increased primarily due to general business growth in the Consumer Services business unit and acquisitions made in first quarter 1995. The Partnership has no material capital commitments at this time.

Other short term liabilities increased from year end reflecting the seasonality of the business. Debt levels increased from year end due to the seasonal nature of the Partnership's operating cash flows, combined with the effects of acquisitions, share repurchases and other financial investments.

Minority interest decreased from year end reflecting the acquisition of the TruGreen-ChemLawn minority interest described earlier, partially offset by the normal accruals of minority interest expense.

Total shareholders equity increased by 21% to $373 million primarily as a result of the issuance of ServiceMaster shares in connection with the purchase of the TruGreen-ChemLawn minority interest during the quarter.

In December, 1994, the Board of Directors of the Partnership authorized the repurchase of up to an additional $60 million of outstanding Partnership shares in the open market or in privately-negotiated transactions. Shares repurchased under the program will be available for general Partnership purposes, including employee benefit programs and business acquisitions. As of March 31, 1995, approximately $41 million of the total amount authorized had not yet been expended.



                                    Part II.  OTHER INFORMATION

                                 SERVICEMASTER LIMITED PARTNERSHIP
                                            Exhibit 11
                     EXHIBIT REGARDING DETAIL OF INCOME PER SHARE COMPUTATION
                               (In thousands, except per share data)

                                                              Three Months Ended
                                                                    March 31,
                                                          1995                   1994
                                                       ---------              ---------
Shares used for computing
 Primary Earnings per share--

Shares outstanding on weighted
  average basis . . . . . . . . . . . . . . . . . . .     77,328                 75,795

Equivalent shares--
 Options and subscriptions outstanding. . . . . . . .      1,656                  1,898
                                                       ---------              ---------

Weighted average and
  equivalent shares for primary calculation . . . . .     78,984                 77,693
                                                       =========              =========

Primary earnings per share. . . . . . . . . . . . . .     $  .37                 $  .32
                                                           =====                  =====


Net income. . . . . . . . . . . . . . . . . . . . . . $   28,880             $   24,546

Interest on convertible debentures. . . . . . . . . .        475                    600
                                                       ---------              ---------

Net income for fully diluted calculation. . . . . . . $   29,355             $   25,146
                                                       =========              =========

Shares used for computing fully
diluted earnings per share--

Shares outstanding. . . . . . . . . . . . . . . . . .     78,984                 77,693

Equivalent shares--
Shares issuable upon conversion of
 convertible debentures . . . . . . . . . . . . . . .      1,645                  2,026
                                                       ---------              ---------

Weighted average and equivalent shares
 for fully diluted calculation. . . . . . . . . . . .     80,629                 79,719
                                                       =========              =========

Fully diluted earnings per share. . . . . . . . . . .      $ .36                 $  .32
                                                            ====                  =====

                                     10

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 1995


                      SERVICEMASTER LIMITED PARTNERSHIP
                      (Registrant)

                      By:               s/Ernest J. Mrozek
                         -----------------------------------
                                          Ernest J. Mrozek
                      Senior Vice President and Chief Financial Officer