Form 10-Q
period 1995-06-30
SERVICEMASTER LTD PARTNERSHIP
filed 1995-08-14
CIK 806027

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 10549


                               FORM 10-Q


        __x__QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  June 30, 1995
                                             -------------

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


Indicate the number of shares outstanding of each of the issuer's classes of shares: 78,118,278 shares on August 4, 1995.


This document consists of 13 pages, including the cover page.

                           TABLE OF CONTENTS

                                                               Page
                                                                No.
                                                               ----
SERVICEMASTER LIMITED PARTNERSHIP (Registrant) -

Part I.  Financial Information:
-------  ----------------------

Consolidated Statements of Income for the
 three months ended and the six months
 ended June 30, 1995 and June 30, 1994                            2

Consolidated Statements of Financial Position
 as of June 30, 1995 and December 31, 1994                        3

Consolidated Statements of Cash Flows for the
 six months ended June 30, 1995 and
 June 30, 1994                                                    4

Notes to Consolidated Financial Statements                        5

Management Discussion and Analysis of Financial
 Condition and Results of Operations                              6


Part II.  Other Information
--------  -----------------

Exhibit 11 - Exhibit Regarding Detail of Income
 Per Share Computation                                           11

Signature                                                        12

                             PART I. FINANCIAL INFORMATION

                           SERVICEMASTER LIMITED PARTNERSHIP
                           Consolidated Statements of Income
                         (In thousands, except per share data)

                                             Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                               1995       1994        1995         1994
                                           ----------  ---------   ---------   ----------
Operating Revenue . . . . . . . . . . . . $   852,791 $  791,496  $1,560,555  $ 1,449,134

Operating Costs and Expenses:
Cost of services rendered
  and products sold . . . . . . . . . . .     649,491    610,542   1,221,303    1,153,816
Selling and administrative expenses . . .     129,930    118,345     221,462      195,063
                                           ----------  ---------   ---------   ----------

Total operating costs and expenses. . . .     779,421    728,887   1,442,765    1,348,879
                                           ----------  ---------   ---------   ----------

Operating Income. . . . . . . . . . . . .      73,370     62,609     117,790      100,255

Non-operating Expenses (Income):
Interest expense. . . . . . . . . . . . .       9,492      8,258      18,394       16,365
Interest income . . . . . . . . . . . . .      (2,143)    (1,276)     (3,502)      (2,751)
Minority interest*. . . . . . . . . . . .      14,585     14,377      22,110       20,305
                                           ----------  ---------   ---------   ----------

Income before Income Taxes. . . . . . . .      51,436     41,250      80,788       66,336
Provision for income taxes. . . . . . . .       1,276        816       1,748        1,356
                                           ----------  ---------   ---------   ----------

Net Income. . . . . . . . . . . . . . . . $    50,160 $   40,434  $   79,040  $    64,980
                                           ==========  =========   =========   ==========

Net Income Per Share. . . . . . . . . . .      $  .63     $  .52     $  1.00       $  .84
                                                =====      =====      ======        =====

Cash Distributions Per Share. . . . . . .      $  .24     $  .23      $  .47       $  .46
                                                =====      =====       =====        =====


Net income per share is based on 79,369 shares and 77,686 shares for the three months ended June
30, 1995 and 1994, respectively, and 79,177 shares and 77,690 shares for the six months ended
June 30, 1995 and 1994 respectively.

*Includes General Partners' interest of $1,016 and $849 for the three months ended June 30, 1995 and
1994, respectively, and $1,603 and $1,346 for the six months ended June 30, 1995 and 1994, respectively.


                      See Notes to Consolidated Financial Statements


                             SERVICEMASTER LIMITED PARTNERSHIP
                       Consolidated Statements of Financial Position
                                      (In thousands)
                                                                       As of
                                                             June 30,       December 31,
Assets                                                         1995            1994
                                                            ----------      ----------
Current Assets:
Cash and marketable securities, including cash and
   cash equivalents of $29,501 and $14,333, respectively.  $    54,094     $    34,444
Accounts and notes receivable, less allowances of $20,218
   and $20,114 respectively . . . . . . . . . . . . . . .      252,436         211,714
Inventories . . . . . . . . . . . . . . . . . . . . . . .       41,649          36,062
Prepaid expenses and other assets . . . . . . . . . . . .       86,758          48,825
                                                            ----------      ----------
   Total current assets . . . . . . . . . . . . . . . . .      434,937         331,045
                                                            ----------      ----------

Property and Equipment:
   At cost. . . . . . . . . . . . . . . . . . . . . . . .      284,616         260,187
   Less: accumulated depreciation . . . . . . . . . . . .      145,816         131,739
                                                            ----------      ----------
   Net property and equipment . . . . . . . . . . . . . .      138,800         128,448
                                                            ----------      ----------

Contract rights, trade names, goodwill, and other,
   net of accumulated amortization of $117,020
   and $105,619, respectively . . . . . . . . . . . . . .      757,318         686,309
Notes receivable, long-term securities, and other assets.       92,414          85,037
                                                            ----------      ----------

   Total assets . . . . . . . . . . . . . . . . . . . . .  $ 1,423,469     $ 1,230,839
                                                            ==========      ==========

Liabilities And Shareholders' Equity

Current Liabilities:
Accounts payable. . . . . . . . . . . . . . . . . . . . .  $    46,525     $    38,061
Accrued liabilities . . . . . . . . . . . . . . . . . . .      170,788         167,238
Deferred revenues . . . . . . . . . . . . . . . . . . . .      112,300          90,869
Current portion of long-term debt and obligations . . . .        9,181           8,227
                                                            ----------      ----------
   Total current liabilities. . . . . . . . . . . . . . .      338,794         304,395
                                                            ----------      ----------

Long-Term Debt. . . . . . . . . . . . . . . . . . . . . .      453,287         386,511
Other Long-Term Obligations . . . . . . . . . . . . . . .      102,351          97,395
Commitments and Contingencies . . . . . . . . . . . . . .

Minority and General Partners' Interest
   includes General Partners' interest of
   $1,636 in 1995 and $1,516 in 1994  . . . . . . . . . .      138,232         135,272

Shareholders' Equity:
Limited partners' equity - shares issued 80,879
   at June 30, 1995 and 78,055 shares at
   December 31, 1994. . . . . . . . . . . . . . . . . . .      463,866         364,673
Treasury shares at cost - 2,751 shares at
   June 30, 1995 and 2,033 shares at
  December 31, 1994 . . . . . . . . . . . . . . . . . . .      (64,453)        (48,497)
Share subscriptions receivable and restricted shares -
   746 shares at June 30, 1995 and 810 shares
   at December 31, 1994 . . . . . . . . . . . . . . . . .       (8,608)         (8,910)
                                                            ----------      ----------
   Total shareholders' equity . . . . . . . . . . . . . .      390,805         307,266
                                                            ----------      ----------

   Total liabilities and shareholders' equity . . . . . .  $ 1,423,469     $ 1,230,839
                                                            ==========      ==========


                      See Notes to Consolidated Financial Statements




                             SERVICEMASTER LIMITED PARTNERSHIP
                           Consolidated Statements of Cash Flows
                                       (In thousands)
                                                                     Six Months Ended
                                                                        June 30,
                                                                   1995           1994
                                                               -----------    -----------

Cash and Cash Equivalents at January 1. . . . . . . . . . . . $     14,333   $     17,271

Cash Flows from Operations:
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . .       79,040         64,980
   Adjustments to reconcile net income
   to net cash flows from operations:
     Depreciation . . . . . . . . . . . . . . . . . . . . . .       18,268         16,122
     Amortization . . . . . . . . . . . . . . . . . . . . . .       11,401          8,988
     Change in working capital, net of acquisitions:
       Receivables. . . . . . . . . . . . . . . . . . . . . .      (39,931)       (36,168)
       Inventories and other current assets . . . . . . . . .      (42,163)       (37,044)
       Accounts payable . . . . . . . . . . . . . . . . . . .        7,447          6,171
       Deferred revenues. . . . . . . . . . . . . . . . . . .       21,149         16,830
       Accrued liabilities. . . . . . . . . . . . . . . . . .        1,013         15,529
     Other, net . . . . . . . . . . . . . . . . . . . . . . .       21,746          9,701
                                                               -----------    -----------

Net Cash Provided from Operations . . . . . . . . . . . . . .       77,970         65,109
                                                               -----------    -----------

Cash Flows from Investing Activities:
   Property additions . . . . . . . . . . . . . . . . . . . .      (24,023)       (17,262)
   Proceeds from sale of Education Food business. . . . . . .       20,057            ---
   Business acquisitions, net of cash acquired. . . . . . . .      (19,041)       (10,584)
   Notes receivable and financial investments . . . . . . . .      (15,613)        (5,754)
   Net purchases of securities. . . . . . . . . . . . . . . .       (1,952)        (1,621)
   Payments to sellers of acquired businesses . . . . . . . .       (1,317)        (1,099)
   Sale of equipment and other assets . . . . . . . . . . . .        1,102          1,233
   Sale of investment in Norrell Corporation. . . . . . . . .          ---         29,021
                                                               -----------    -----------

Net Cash Used for Investing Activities. . . . . . . . . . . .      (40,787)        (6,066)
                                                               -----------    -----------

Cash Flows from Financing Activities:
   Short-term borrowings, net . . . . . . . . . . . . . . . .       98,300          6,734
   Distributions to shareholders and to shareholders' trust .      (56,117)       (39,751)
   Payment of borrowings and other obligations. . . . . . . .      (36,766)       (14,247)
   Purchase of treasury shares. . . . . . . . . . . . . . . .      (21,567)       (14,704)
   Distributions to holders of minority interests . . . . . .       (8,827)        (1,306)
   Proceeds from employee share option plans. . . . . . . . .        2,761          3,566
   Redemption of preferred stock. . . . . . . . . . . . . . .          ---        (14,650)
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . .          201          3,825
                                                               -----------    -----------

Net Cash Used for Financing Activities. . . . . . . . . . . .      (22,015)       (70,533)
                                                               -----------    -----------

Cash Increase (Decrease) during the Period. . . . . . . . . .       15,168        (11,490)
                                                               -----------    -----------

Cash and Cash Equivalents at June 30. . . . . . . . . . . . . $     29,501   $      5,781
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

Note 2: The consolidated financial statements included herein have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest Annual Report to Shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1994. In the opinion of the Partnership, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position of ServiceMaster Limited Partnership as of June 30, 1995 and December 31, 1994, and the results of operations for the three month and six month periods ended June 30, 1995 and 1994, and the cash flows for the six month periods ended June 30, 1995 and 1994, have been included. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

Note 3: For interim accounting purposes, certain costs directly associated with the generation of lawn care revenues are initially deferred and recognized as expense as the related revenues are recognized. Full year results are not affected.

Note 4: In the Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the six month periods ended June 30, 1995 and 1994 is presented in the following table. The increase in interest paid in 1995 from 1994 is primarily due to the debt refinancing in the first quarter of 1994 resulting in a deferral of payment as well as increased seasonal borrowings.



                                                        (In thousands)
                                                      1995        1994
Cash paid or received for:                           -------   --------
--------------------------
Interest expense. . . . . . . . . . . . . . . . . . $ 16,773  $  13,757
Interest and dividend income. . . . . . . . . . . . $  1,519  $     912


                   SERVICEMASTER LIMITED PARTNERSHIP
                  MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

SECOND QUARTER 1995 COMPARED TO SECOND QUARTER 1994
---------------------------------------------------

Revenues increased 7.7% to $853 million due to internal growth and the inclusion of the European pest control acquisitions made in the second half of 1994, partially offset by the disposition of the Education food services business earlier this year. On a comparable basis, revenues increased approximately 9%. Operating income margins during the quarter improved to 8.6% from 7.9% last year, reflecting the combined effects of the continued rapid growth of our higher margin business units, the favorable effects of overhead leveraging throughout the enterprise and improved efficiencies in the Management Services unit. Net income was $50.2 million, reflecting a 24% increase over one year ago while earnings per share totalled $.63, an increase of 21%.

The Consumer Services business segment achieved double digit growth in revenues and profits. TruGreen-ChemLawn continued to achieve outstanding results, with significant increases in customer base, productivity and profits. A twelve and a half percent increase in customer base helped to improve route densities and achieve other economies of scale, resulting in even faster growth in profits. Terminix achieved continued growth in revenues and profits despite weather conditions which adversely impacted seasonal termite swarms on an industry-wide basis, reflecting intensified management focus on customer satisfaction and retention. The ServiceMaster Residential and Commercial business continued to benefit from growth in disaster recovery services, which are provided by both franchisees and on a direct basis for more significant commercial projects. The Merry Maids business continued to reflect strong growth in royalty fees from existing franchisees along with encouraging results from company-owned branches. American Home Shield achieved accelerated growth in revenues and operating profits, despite a substantial softening in the home resale market in California and certain other parts of the country. Contract renewals and direct to consumer sales continue to show considerable improvement, consistent with the overall strategy of reducing reliance on conditions in the home resale market.

The Management Services business segment also achieved a strong increase in profits during the quarter. The changes to a market based organizational structure that were implemented last year have contributed to a sharpened marketing focus and improved cost efficiencies. Revenues for the quarter decreased 3%, reflecting the disposition of the Education food service business earlier in the year, as well as the ongoing effects of the prior-year terminations of a number of low and no margin accounts. On a comparable basis, revenues increased approximately 4% percent. In the Healthcare market, increased revenues and reduced overheads contributed to a very strong increase in profits. The Education market was adversely impacted by wind down costs associated with the Education food service business, as well as a modest reduction in profits from other services. The Business and Industry group experienced significant improvements in all key areas of performance.

ServiceMaster Diversified Health Services achieved excellent growth with sharply increased profits from management and consulting services and medical supply sales. The International businesses achieved a very strong overall performance. The recently acquired pest control businesses in Europe continued to perform consistent with expectations and achieved modest net income after all acquisition costs.

On a consolidated basis, cost of services rendered and products sold increased 6.4% but continued to decline as a percentage of revenue from 77.1% in 1994 to 76.2% in 1995. This decrease as a percentage of revenue reflects the changing mix of the business as Consumer Services and Diversified Health Services increase in size in relation to the overall business of the Partner-ship. The Consumer Services and Diversified Health Services units, along with certain International businesses, operate at a higher gross profit than the Management Services business unit but incur relatively higher levels of selling and administrative costs.

Consolidated selling and administrative expenses increased 9.8% over prior year reflecting the increased volume in the Consumer Services businesses as well as the International acquisitions. Selling and administrative expenses as a percent of revenue increased from 15.0% in 1994 to 15.2% in 1995. As described above, this increase as a percent of revenue is primarily attributable to the changing business mix of the Partnership.

Interest expense increased from prior year reflecting increased borrowings relating to the European pest control acquisitions made during the second half of 1994 and increased seasonal borrowings, partially offset by the proceeds received from the sale of the Education food business. Minority interest expense was flat for the quarter reflecting higher amounts associated with WMX Technologies' minority ownership interest in Consumer Services, offset by the effects of the purchase of the minority interest in TruGreen-ChemLawn earlier in the year.


SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS
-----------------------------------------------------
ENDED JUNE 30, 1994
-------------------

Revenues increased 7.7% to $1.6 billion due to internal growth and the inclusion of the European pest control acquisitions made in the second half of 1994, partially offset by the disposition of the Education food services business earlier in this year. On a comparable basis, revenues increased 9% over the comparable period in 1994. Operating income increased 17.5%, to $117.8 million while margins increased to 7.5% of revenue from 6.9% in 1994, reflecting the combined effects of the continued rapid growth of our higher margin business units, the favorable effects of overhead leveraging throughout the enterprise and improved efficiencies in the Management Services unit.
Net income was $79.0 million, reflecting a 22% increase over one year ago while earnings per share totalled $1.00, an increase of 19%.

The Consumer Services business segment continued to achieve strong, double digit growth in revenues and profits with solid performances achieved by all units. The TruGreen-ChemLawn operations had strong growth in revenues and profits resulting from significant increases in customer base and productivity improvements. Terminix achieved solid growth in revenues and profits, despite adverse weather conditions, with improvements in customer retention. The Merry Maids and Residential and Commercial operations continued to achieve strong double digit increases in revenues and profits.

American Home Shield achieved accelerated growth in revenues and operating profits, with year to date gross contracts written up over 17%. This increase in volume also reflects increases in renewals and direct to consumer sales.

The Management Services business segment achieved solid growth in profits for the six months. Revenues were below prior year levels primarily reflecting the disposition of the Education food service business early in the year. On a comparable basis, revenues increased 3% for the six months. New starts and customer retention have shown significant improvement over prior year levels. New starts in the Healthcare market have almost doubled prior year levels, with especially strong growth in sales of support services to long term care facilities. This, combined with improvements in customer retention, has helped offset the adverse effects of continuing industry contraction in the acute care sector of the market. The Education market was adversely impacted by wind down costs of the Education food service business, as well as a modest reduction in profits from other services. The Business and Industry unit achieved sharp improvements in both revenues and profits.

ServiceMaster Diversified Health Services continued to achieve excellent growth in revenues and profits due to increases in the numbers of facilities served and strong sales growth in ancillary products and services. International operations achieved solid growth in royalty fees from existing licensees while the acquisitions made in the second half of 1994 achieved modest net income after all acquisition costs and continue to perform in accordance with expectations.

On a consolidated basis, cost of services rendered and products sold increased 5.8% but continued to decline as a percentage of revenue from 79.6% in 1994 to 78.3% in 1995. This decrease as a percentage of revenue reflects the changing mix of the business as Consumer Services and Diversified Health Services increase in size in relation to the overall business of the Partner-ship. The Consumer Services and Diversified Health Services units operate at a higher gross profit than the Management Services business unit but incur relatively higher levels of selling and administrative costs.

Consolidated selling and administrative expenses increased 13.5% over prior year reflecting the increased volume in the Consumer Services businesses as well as the International acquisitions and as a percent of revenue increased from 13.5% in 1994 to 14.2% in 1995. This increase as a percent of revenue is also primarily attributable to the changing business mix of the Partnership.

Interest expense increased over prior year reflecting increased borrowings relating to the European pest control acquisitions made during the second half of 1994 and increased seasonal borrowings, partially offset by the proceeds received from the sale of the Education food business. Minority interest expense increased 9% for the six months reflecting higher amounts associated with the minority ownership interest in the rapidly growing Consumer Services business, partially offset by the purchase of the TruGreen-ChemLawn minority interest.


FINANCIAL CONDITION
-------------------

Funds provided from operations for the first six months increased 20%, to
$78.0 million. Due to the seasonality of the lawn care and pest control operating cycles, the Partnership has greater working capital needs in the first six months of the year than in the last six months of the year, with a corresponding impact on funds provided from operations. The current ratio
improved to 1.3 from 1.1 at the end of 1994.   Management believes that
funds generated from operations and other existing resources will continue to be adequate to satisfy the ongoing working capital needs of the Partnership.

In February, 1995, the Partnership sold the Education Food business to Daka International, Inc. for $10 million in cash and a secured note of approximately $10.25 million. This note was fully collected in the second quarter.

The increase in accounts and notes receivable reflects general business growth, including increased volume in the more seasonal Consumer Services businesses, and to a lessor extent, financial investments in the long term care industry.

The increase in inventories is a result of normal seasonal build-ups in the pest control and lawncare business. Prepaid expenses and other assets have increased since year end but are lower than first quarter levels as the lawn care operations defer certain direct response marketing costs and other similar expenses in the first quarter and part of the second quarter and amortize them over the ensuing production season as related revenues are recognized. Deferred lawncare revenues follows this same pattern primarily due to customer prepayments.

Property and equipment increased primarily due to general business growth, improvements at the Memphis headquarters facility in the Consumer Services business unit and acquisitions made in the first half of 1995. The Partnership does not have any material capital commitments at this time.

The increase in intangible assets is primarily attributable to the issuance of ServiceMaster shares in connection with the purchase of the TruGreen-
ChemLawn minority interest during the first quarter.

Accounts payable and other liabilities increased from year end reflecting the seasonality of the Consumer Services businesses. Deferred revenues increased from year end reflecting customer prepayments at TruGreen-ChemLawn and increased volume at American Home Shield.

Long-term debt increased from year end reflecting the seasonal nature of the Partnership's operating cash flows, combined with the effects of acquisitions, share repurchases and other financial investments.

Minority interest increased from year end primarily reflecting WMX
Technologies minority interest in the Consumer Services segment and other normal accruals of minority interest expense, offset in part by the acquisition of the TruGreen-ChemLawn minority interest.

Total shareholders' equity increased by 27.2% to $390.8 million primarily as a result of the issuance of ServiceMaster shares in connection with the purchase of the TruGreen-ChemLawn minority interest and strong earnings. Cash distributions paid directly to shareholders totalled $36.9 million or $0.47 per share. Distributions of $17.7 million were also made to the trust established for the benefit of shareholders.

In December, 1994, the Board of Directors of the Partnership authorized the repurchase of up to an additional $60 million of outstanding Partnership shares in the open market or in privately negotiated transactions. Shares repurchased under the program will be available for general Partnership purposes, including employee benefit programs and business acquisitions. As of June 30, 1995, approximately $34 million of the total amount authorized had not yet been expended.


                                   PART II.  OTHER INFORMATION

                                SERVICEMASTER LIMITED PARTNERSHIP
                                           Exhibit 11
                    EXHIBIT REGARDING DETAIL OF INCOME PER SHARE COMPUTATION
                              (In thousands, except per share data)

                                            Three Months Ended       Six Months Ended
                                                 June 30,              June 30,
                                              1995       1994       1995        1994
                                           ----------  --------  ---------  ----------
Shares used for computing primary earnings
 per share--

   Shares outstanding on weighted
   average basis. . . . . . . . . . . . .      77,372    76,027     77,351      75,912

   Equivalent shares--
   Options and subscriptions outstanding.       1,997     1,659      1,826       1,778
                                           ----------  --------  ---------  ----------

   Weighted average and equivalent shares
   for primary calculations . . . . . . .      79,369    77,686     79,177      77,690
                                           ==========  ========  =========  ==========

Primary earnings per share. . . . . . . .      $  .63    $  .52     $ 1.00      $  .84
                                                =====     =====      =====       =====



Net income. . . . . . . . . . . . . . . . $    50,160 $  40,434 $   79,040 $    64,980

Interest on convertible debentures. . . .         475       498        950       1,098
                                           ----------  --------  ---------  ----------

Net income for fully diluted calculations $    50,635 $  40,932 $   79,990 $    66,078
                                           ==========  ========  =========  ==========



Shares used for computing fully
diluted earnings per share--

   Shares outstanding . . . . . . . . . .      79,489    77,703     79,467      77,699

   Equivalent Shares--
   Shares issuable upon conversion of
   convertible debentures . . . . . . . .       1,635     1,751      1,635       1,751
                                           ----------  --------  ---------  ----------

   Weighted average and equivalent shares
   for fully diluted calculations . . . .      81,124    79,454     81,102      79,450
                                           ==========  ========  =========  ==========

Fully diluted earnings per share. . . . .       $ .62    $  .52      $ .99      $  .83
                                                 ====     =====       ====       =====


                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 1995


                     SERVICEMASTER LIMITED PARTNERSHIP
                     (Registrant)

                     By:                s/Ernest J. Mrozek
                        ----------------------------------------------
                                         Ernest J. Mrozek
                     Senior Vice President and Chief Financial Officer