Form 10-Q
period 1995-09-30
SERVICEMASTER LTD PARTNERSHIP
filed 1995-11-14
CIK 806027

                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 10549


                                         FORM 10-Q


        __x__QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  September 30, 1995
                                             ------------------

        _____TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____ to _____

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


Indicate the number of shares outstanding of each of the issuer's classes of shares: 77,683,026 shares on November 3, 1995.


This document consists of 13 pages, including the cover page.

                           TABLE OF CONTENTS

                                                               Page
                                                                No.
                                                               ----
SERVICEMASTER LIMITED PARTNERSHIP (Registrant) -

Part I.  Financial Information:
-------  ----------------------

Consolidated Statements of Income for the
 three months ended and the nine months
 ended September 30, 1995 and September 30, 1994                  2

Consolidated Statements of Financial Position
 as of September 30, 1995 and December 31, 1994                   3

Consolidated Statements of Cash Flows for the
 nine months ended September 30, 1995 and
 September 30, 1994                                               4

Notes to Consolidated Financial Statements                        5

Management Discussion and Analysis of Financial
 Condition and Results of Operations                              6


Part II.  Other Information
--------  -----------------

Exhibit 11 - Exhibit Regarding Detail of Income
 Per Share Computation                                           11

Signature                                                        12


                             PART I. FINANCIAL INFORMATION

                           SERVICEMASTER LIMITED PARTNERSHIP
                           Consolidated Statements of Income
                         (In thousands, except per share data)

                                             Three Months Ended      Nine Months Ended
                                                September 30,           September 30,
                                               1995       1994       1995         1994
                                           ----------  ---------   ---------   ----------
Operating Revenue . . . . . . . . . . . . $   854,383 $  797,015  $2,414,938  $ 2,246,149

Operating Costs and Expenses:
Cost of services rendered
  and products sold . . . . . . . . . . .     646,827    612,264   1,868,130    1,766,080
Selling and administrative expenses . . .     138,385    125,527     359,847      320,590
                                           ----------  ---------   ---------   ----------

Total operating costs and expenses. . . .     785,212    737,791   2,227,977    2,086,670
                                           ----------  ---------   ---------   ----------

Operating Income. . . . . . . . . . . . .      69,171     59,224     186,961      159,479

Non-operating Expenses (Income):
Interest expense. . . . . . . . . . . . .       8,788      8,157      27,182       24,522
Interest income . . . . . . . . . . . . .      (2,044)    (1,496)     (5,546)      (4,247)
Minority interest*. . . . . . . . . . . .      12,785     13,519      34,895       33,824
                                           ----------  ---------   ---------   ----------

Income before Income Taxes. . . . . . . .      49,642     39,044     130,430      105,380
Provision for income taxes. . . . . . . .       1,892        990       3,640        2,346
                                           ----------  ---------   ---------   ----------

Net Income. . . . . . . . . . . . . . . . $    47,750 $   38,054  $  126,790  $   103,034
                                           ==========  =========   =========   ==========

Net Income Per Share. . . . . . . . . . .      $  .60     $  .49     $  1.60       $ 1.33
                                                =====      =====      ======        =====

Cash Distributions Per Share. . . . . . .      $  .24     $  .23      $  .71       $  .69
                                                =====      =====       =====        =====


Net income per share is based on 79,593 shares and 77,421 shares for the three months ended
September 30, 1995 and 1994, respectively, and 79,315 shares and 77,600 shares for the nine months ended September 30, 1995 and 1994 respectively.

*Includes General Partners' interest of $971 and $745 for the three months ended September 30, 1995 and 1994, respectively, and $2,574 and $2,091 for the nine months ended September 30, 1995 and
1994, respectively.


                      See Notes to Consolidated Financial Statements

                                   2


                             SERVICEMASTER LIMITED PARTNERSHIP
                       Consolidated Statements of Financial Position
                                      (In thousands)
                                                                       As of
                                                           September 30,    December 31,
Assets                                                         1995            1994
                                                            ----------      ----------
Current Assets:
Cash and marketable securities, including cash and
   cash equivalents of $26,664 and $14,333, respectively.  $    53,657     $    34,444
Accounts and notes receivable, less allowances of $20,538
   and $20,114 respectively . . . . . . . . . . . . . . .      273,005         211,714
Inventories . . . . . . . . . . . . . . . . . . . . . . .       40,619          36,062
Prepaid expenses and other assets . . . . . . . . . . . .       56,987          48,825
                                                            ----------      ----------
   Total current assets . . . . . . . . . . . . . . . . .      424,268         331,045
                                                            ----------      ----------

Property and Equipment:
   At cost. . . . . . . . . . . . . . . . . . . . . . . .      288,912         260,187
   Less: accumulated depreciation . . . . . . . . . . . .      148,406         131,739
                                                            ----------      ----------
   Net property and equipment . . . . . . . . . . . . . .      140,506         128,448
                                                            ----------      ----------

Trade names, goodwill, and other,
   net of accumulated amortization of $126,828
   and $105,619, respectively . . . . . . . . . . . . . .      766,130         686,309
Notes receivable, long-term securities, and other assets.       92,981          85,037
                                                            ----------      ----------

   Total assets . . . . . . . . . . . . . . . . . . . . .  $ 1,423,885     $ 1,230,839
                                                            ==========      ==========

Liabilities And Shareholders' Equity

Current Liabilities:
Accounts payable. . . . . . . . . . . . . . . . . . . . .  $    47,816     $    38,061
Accrued liabilities . . . . . . . . . . . . . . . . . . .      190,023         167,238
Deferred revenues . . . . . . . . . . . . . . . . . . . .       97,720          90,869
Current portion of long-term debt and obligations . . . .       10,013           8,227
                                                            ----------      ----------
   Total current liabilities. . . . . . . . . . . . . . .      345,572         304,395
                                                            ----------      ----------

Long-Term Debt. . . . . . . . . . . . . . . . . . . . . .      440,308         386,511
Other Long-Term Obligations . . . . . . . . . . . . . . .      103,655          97,395
Commitments and Contingencies . . . . . . . . . . . . . .

Minority and General Partners' Interest
   includes General Partners' interest of
   $1,524 in 1995 and $1,516 in 1994  . . . . . . . . . .      134,140         135,272

Shareholders' Equity. . . . . . . . . . . . . . . . . . .      400,210         307,266
                                                            ----------      ----------

   Total liabilities and shareholders' equity . . . . . .  $ 1,423,885     $ 1,230,839
                                                            ==========      ==========


                      See Notes to Consolidated Financial Statements

                                   3

                             SERVICEMASTER LIMITED PARTNERSHIP
                           Consolidated Statements of Cash Flows
                                       (In thousands)
                                                                    Nine Months Ended
                                                                       September 30,
                                                                   1995           1994
                                                               -----------    -----------
Cash and Cash Equivalents at January 1. . . . . . . . . . . . $     14,333   $     17,271

Cash Flows from Operations:
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . .      126,790        103,034
   Adjustments to reconcile net income
   to net cash flows from operations:
     Depreciation . . . . . . . . . . . . . . . . . . . . . .       27,985         23,907
     Amortization . . . . . . . . . . . . . . . . . . . . . .       21,209         15,362
     Change in working capital, net of acquisitions:
       Receivables. . . . . . . . . . . . . . . . . . . . . .      (58,512)       (47,418)
       Inventories and other current assets . . . . . . . . .      (14,238)        (4,169)
       Accounts payable . . . . . . . . . . . . . . . . . . .        8,658          3,061
       Deferred revenues. . . . . . . . . . . . . . . . . . .        6,448          2,357
       Accrued liabilities. . . . . . . . . . . . . . . . . .       19,712         32,487
     Minority interest and other, net . . . . . . . . . . . .       33,748         27,827
                                                               -----------    -----------

Net Cash Provided from Operations . . . . . . . . . . . . . .      171,800        156,448
                                                               -----------    -----------

Cash Flows from Investing Activities:
   Property additions . . . . . . . . . . . . . . . . . . . .      (35,505)       (23,748)
   Business acquisitions, net of cash acquired. . . . . . . .      (24,676)       (42,248)
   Proceeds from sale of Education Food business. . . . . . .       20,057            ---
   Notes receivable and financial investments . . . . . . . .      (16,371)        (9,620)
   Net purchases of marketable securities . . . . . . . . . .       (5,679)        (3,019)
   Payments to sellers of acquired businesses . . . . . . . .       (2,175)        (1,662)
   Sale of equipment and other assets . . . . . . . . . . . .        1,759          1,973
   Sale of investment in Norrell Corporation. . . . . . . . .          ---         29,021
                                                               -----------    -----------

Net Cash Used for Investing Activities. . . . . . . . . . . .      (62,590)       (49,303)
                                                               -----------    -----------

Cash Flows from Financing Activities:
   Short-term borrowings, net . . . . . . . . . . . . . . . .      101,364         32,897
   Payment of borrowings and other obligations. . . . . . . .      (52,958)       (33,709)
   Distributions to shareholders and to shareholders' trust .      (88,104)       (64,915)
   Purchase of treasury shares. . . . . . . . . . . . . . . .      (37,988)       (25,978)
   Distributions to holders of minority interests . . . . . .      (22,573)        (2,271)
   Proceeds from employee share option plans. . . . . . . . .        3,106          4,269
   Redemption of preferred stock. . . . . . . . . . . . . . .          ---        (14,650)
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . .          274          4,534
                                                               -----------    -----------

Net Cash Used for Financing Activities. . . . . . . . . . . .      (96,879)       (99,823)
                                                               -----------    -----------

Cash Increase During the Period . . . . . . . . . . . . . . .       12,331          7,322
                                                               -----------    -----------

Cash and Cash Equivalents at September 30 . . . . . . . . . . $     26,664   $     24,593
                                                               ===========    ===========


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

Note 2: The consolidated financial statements included herein have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest Annual Report to Shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1994. In the opinion of the Partnership, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position of ServiceMaster Limited Partnership as of September 30, 1995 and December 31, 1994, and the results of operations for the three month and nine month periods ended September 30, 1995 and 1994, and the cash flows for the nine month periods ended September 30, 1995 and 1994, have been included. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

Note 3: For interim accounting purposes, certain costs directly associated with the generation of lawn care revenues are initially deferred and recognized as expense as the related revenues are recognized. Full year results are not affected.

Note 4: In the Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1994 is presented in the following table. The increase in interest paid in 1995 from 1994 is primarily due to the debt refinancing in the first quarter of 1994 resulting in a deferral of payment as well as increased seasonal borrowings.



                                                       (In thousands)
                                                       1995       1994
Cash paid or received for:                           ------    --------
--------------------------
Interest expense. . . . . . . . . . . . . . . . . . $ 23,721  $  19,736
Interest and dividend income. . . . . . . . . . . . $  2,428  $   1,657

                                   5

                   SERVICEMASTER LIMITED PARTNERSHIP
                  MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

THIRD QUARTER 1995 COMPARED TO THIRD QUARTER 1994
-------------------------------------------------

Revenues increased 7.2% to $854 million due to internal growth and the inclusion of the European pest control acquisitions made in the second half of 1994, partially offset by the disposition of the Education food service business earlier this year. Operating income increased 16.8%, to $69.2 million. Operating income margins increased approximately 70 basis points to 8.1% from 7.4% last year, reflecting the combined effects of the continued rapid growth of Consumer Services and other business units with relatively higher margins, the favorable effects of overhead leveraging throughout the enterprise and reduced costs in the Management Services unit. Net income was $47.8 million, reflecting a 25.5% increase over the prior year, while earnings per share totalled $.60, an increase of 22.4%.

The Consumer Services business segment achieved double digit growth in revenues and profits. TruGreen-ChemLawn continued to achieve very strong results, with increases in customer base and profitability. This was accomplished despite extreme weather conditions in many parts of the country, which adversely impacted results industry wide. A strong increase in customer base helped to improve route densities and achieve other economies of scale, resulting in even faster growth in profits. Terminix achieved continued growth in revenues and profits reflecting strong pest control sales and renewals of termite protection contracts, which combined with continuing productivity improvements to offset weather related challenges. American
Home Shield achieved accelerated growth in revenues and operating profits, despite a continued softening in the home resale market in California. Contract renewals and direct to consumer sales continue to show strong improvement, consistent with the overall strategy of reducing reliance on conditions in the home resale market. The ServiceMaster Residential and Commercial and Merry Maids franchise businesses experienced a modest reduction in profits which was primarily attributable to timing differences.

The Management Services business segment also achieved a strong increase in profits during the quarter as a result of improved cost efficiencies from the change to a market based organizational structure that was implemented last year. Revenues for the quarter decreased approximately 3%, reflecting the disposition of the Education food service business earlier in the year, as well as the ongoing effects of the prior year terminations of a number of low and no margin accounts. On a comparable basis, revenues increased approximately 2 %. In the Healthcare market, increased revenues and reduced overheads contributed to a strong increase in profits. The Education market also achieved strong profit growth in the quarter, as a result of improved gross profit margins and overhead reductions. The Business and Industry group experienced improvements in all key areas of performance, with strong growth in services provided to major commercial airlines.

ServiceMaster Diversified Health Services achieved excellent growth with sharply increased profits from management and consulting services and medical supply sales. The International businesses also achieved strong overall results. The integration of the recently acquired pest control businesses in Europe continued to proceed consistent with expectations and these operations made a positive contribution to net income after all acquisition related costs.

On a consolidated basis, cost of services rendered and products sold increased 5.6% but continued to decline as a percentage of revenue from 76.8% in 1994 to 75.7% in 1995. This decrease as a percentage of revenue reflects the changing mix of the business as Consumer Services continues to grow rapidly and increase in size in relation to the overall business of the Partnership. The Consumer Services business units, along with certain International businesses, operate at higher gross profit margins than the Partnership's other business units, while incurring relatively higher levels of selling and administrative costs, resulting in higher overall operating income margins.

Consolidated selling and administrative expenses increased 10.2% over the prior year, reflecting the increased volume in the Consumer Services businesses as well as the International acquisitions. Selling and administrative expenses as a percent of revenue increased from 15.7% in 1994 to 16.2% in 1995. As described above, this increase as a percent of revenue is primarily attributable to the changing business mix of the Partnership.

Interest expense increased from prior year reflecting increased borrowings relating to the European pest control acquisitions made during the latter half of 1994. Interest income increased reflecting higher invested balances and related gains in our American Home Shield investment portfolio. Minority interest expense decreased from prior year reflecting the purchase of the minority interest in TruGreen-ChemLawn earlier in the year, offset in part by higher amounts associated with WMX Technologies' minority ownership interest in Consumer Services. The sharp increase in the provision for income taxes reflects strong growth at American Home Shield and at our International operations, which operate in corporate form and hence are subject to income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE
-----------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 1994
-------------------------------

Revenues increased 7.5% to $2.4 billion due to internal growth and the inclusion of the European pest control acquisitions made in the second half of 1994, partially offset by the disposition of the Education food services business earlier this year. Operating income increased 17.2%, to $187.0 million while margins increased to 7.7% of revenue from 7.1% in 1994, reflecting the combined effects of the continued rapid growth of the Partnership's higher margin business units, the favorable effects of overhead leveraging throughout the enterprise and reduced costs in the Management Services unit. Net income was $126.8 million, reflecting a 23.1% increase over a year ago while earnings per share totalled $1.60, an increase of 20.3%. Earnings per share reflect the issuance of 2.8 million shares in January, 1995, in connection with the acquisition of the TruGreen-ChemLawn minority interest, partially offset by the effect of the ongoing share repurchase program.

The Consumer Services business segment continued to achieve strong, double digit growth in revenues and profits with solid performances achieved by all units. The TruGreen-ChemLawn operations had strong growth in revenues and profits resulting from significant increases in customer base and productivity improvements. Terminix achieved solid growth in revenues and profits, despite unfavorable weather conditions, with improvements in customer retention. The Merry Maids and Residential and Commercial operations continued to achieve strong increases in revenues and profits. American Home Shield achieved accelerated growth in revenues and operating profits, with year to date gross contracts written up over 20%.

The Management Services business segment achieved solid growth in profits for the nine months. Revenues were below prior year levels, primarily reflecting the disposition of the Education food service business early in the year. On a comparable basis, revenues increased 2.5% for the nine months. Profits in the Health Care market increased significantly, with increased revenues and reduced overheads. For the first nine months, new starts have substantially increased over prior year levels, with strong growth in sales of management services to long term care facilities. This, combined with improvements in customer retention, has helped offset the adverse effects of continuing industry contraction in the acute care sector of the market. The Education market achieved a modest increase in profits as a result of improved gross margins and reduced overheads, despite a reduction in revenues. The Business and Industry unit achieved strong improvements in both revenues and profits.

ServiceMaster Diversified Health Services continued to achieve excellent growth in revenues and profits due to increases in the number of facilities served and strong sales growth in medical supplies and services. International operations achieved solid growth in royalty fees from existing licensees, and the acquisitions made in the second half of 1994 achieved strong results after acquisition costs and continue to perform in accordance with expectations.

On a consolidated basis, cost of services rendered and products sold increased 5.8% but continued to decline as a percentage of revenue from 78.6% in 1994 to 77.4% in 1995. This decrease as a percentage of revenue reflects the changing mix of the business as Consumer Services continues to grow rapidly and increase in size in relation to the overall business of the Partnership. The Consumer Services business units operate at higher gross profit margins than the Partnership's other business units, while incurring relatively larger levels of selling and administrative costs, resulting in higher overall oper-ating income margins.

Consolidated selling and administrative expenses increased 12.2% over the prior year, reflecting the increased volume in the Consumer Services businesses as well as the International acquisitions. Selling and administrative expenses as a percent of revenue increased from 14.3% in 1994 to 14.9% in 1995. This increase as a percent of revenue is also primarily attributable to the changing business mix of the Partnership.

Interest expense increased over prior year levels reflecting increased borrowings, primarily relating to the late 1994 European pest control acquisitions and higher seasonal borrowings, partially offset by the proceeds received from the sale of the Education food service business. Minority interest expense increased 3% for the nine months reflecting higher amounts associated with the minority ownership interest in the rapidly growing Consumer Services business, partially offset by the purchase of the TruGreen-ChemLawn minority interest.

FINANCIAL CONDITION
-------------------

Net cash provided from operations for the nine months increased 10%, to approximately $172 million. Due to seasonal factors, the Partnership has proportionately greater working capital needs in the first nine months of the year than for the year as a whole, with a corresponding impact on funds provided from operations. The current ratio improved to 1.2 from 1.1 at the
end of 1994.   Management believes that funds generated from operations and other existing resources will continue to be adequate to satisfy the ongoing working capital needs of the Partnership.

In January, 1995, Consumer Services acquired the 15% minority interest in TruGreen-ChemLawn in exchange for Partnership shares valued at $70.6 million. This consideration represents 2,824,000 ServiceMaster shares valued at a price of $25 per share, which very closely approximated the quoted market price of the shares at the time of the transaction.

In February, 1995, the Partnership sold 80% of the Education food service business to Daka International, Inc. for $10 million in cash and a note of approximately $10.25 million. This note was fully collected in the second quarter of 1995.

The increase in accounts and notes receivable reflects general business growth, including increased volume in the more seasonal Consumer Services businesses, and to a lesser extent, financial investments in the long term care industry.

The increase in inventories is a result of normal seasonal build-ups in the pest control and lawncare business. Prepaid expenses and other assets have increased since year end but are lower than first and second quarter levels as the lawn care operations defer certain direct response marketing costs and other similar expenses in the first quarter and part of the second quarter and amortize them over the ensuing production season as related revenues are recognized. Deferred lawncare revenues are associated with customer prepayments and follow this same pattern.

Property and equipment increased primarily due to general business growth, expansion and improvements at the Memphis headquarters facility for Consumer Services, and various acquisitions made during the year. The Partnership does not have any material capital commitments at this time.

The increase in intangible assets is attributable to the purchase of the TruGreen-ChemLawn minority interest during the first quarter of the year, as well as other small acquisitions.

Accounts payable and other liabilities increased from year end reflecting the seasonality of the Consumer Services businesses, the effects of acquisitions and general business growth. Deferred revenues increased from year end reflecting customer prepayments at TruGreen-ChemLawn and increased volume at American Home Shield.

Long-term debt increased from year end reflecting the seasonal nature of the Partnership's operating cash flows, combined with the effects of acquisitions, share repurchases and other financial investments offset in part by proceeds from the sale of Education food service.

The Partnership is a party to a number of long term debt agreements which require it to maintain compliance with certain financial covenants, including limitations on indebtedness, restricted payments, fixed charge coverage ratio and net worth. The Partnership is in compliance with the covenants related to these debt agreements.

Minority interest decreased from year end primarily reflecting the acquisition of the TruGreen-ChemLawn minority interest, partially offset by WMX Technologies' minority interest in the Consumer Services segment and other normal accruals of minority interest expense.

Total shareholders' equity increased by 30.2% to $400.2 million primarily as a result of the issuance of ServiceMaster shares in connection with the purchase of the TruGreen-ChemLawn minority interest and strong earnings. Cash distributions paid directly to shareholders totalled $55.7 million or $0.71 per share. Distributions of $30.3 million were also made to the trust established for the benefit of shareholders.

In December, 1994, the Board of Directors of the Partnership authorized the repurchase of up to an additional $60 million of outstanding Partnership shares in the open market or in privately negotiated transactions. Shares repurchased under the program will be available for general Partnership purposes, including employee benefit programs and business acquisitions. As of September 30, 1995, approximately $17 million of the total amount authorized had not yet been expended.


                                   PART II.  OTHER INFORMATION

                                SERVICEMASTER LIMITED PARTNERSHIP
                                           Exhibit 11
                    EXHIBIT REGARDING DETAIL OF INCOME PER SHARE COMPUTATION
                              (In thousands, except per share data)

                                            Three Months Ended      Nine Months Ended
                                               September 30,           September 30,
                                              1995       1994       1995        1994
                                           ----------  -------   ---------  ----------
Shares used for computing primary earnings
 per share--

   Shares outstanding on weighted
   average basis. . . . . . . . . . . . .      77,185    75,752     77,295      75,858

   Equivalent shares--
   Options and subscriptions outstanding.       2,408     1,669      2,020       1,742
                                           ----------  --------  ---------  ----------

   Weighted average and equivalent shares
   for primary calculations . . . . . . .      79,593    77,421     79,315      77,600
                                           ==========  ========  =========  ==========

Primary earnings per share. . . . . . . .      $  .60    $  .49     $ 1.60      $ 1.33
                                                =====     =====      =====       =====



Net income. . . . . . . . . . . . . . . . $    47,750 $  38,054 $  126,790 $   103,034

Interest on convertible debentures. . . .         479       495      1,429       1,593
                                           ----------  --------  ---------  ----------

Net income for fully diluted calculations $    48,229 $  38,549 $  128,219 $   104,627
                                           ==========  ========  =========  ==========



Shares used for computing fully
diluted earnings per share--

   Shares outstanding . . . . . . . . . .      79,654    77,423     79,764      77,606

   Equivalent Shares--
   Shares issuable upon conversion of
   convertible debentures . . . . . . . .       1,635     1,751      1,635       1,751
                                           ----------  --------  ---------  ----------

   Weighted average and equivalent shares
   for fully diluted calculations . . . .      81,289    79,174     81,399      79,357
                                           ==========  ========  =========  ==========

Fully diluted earnings per share. . . . .       $ .59    $  .49      $1.58      $ 1.32
                                                 ====     =====       ====       =====

                                   11

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 1995


                     SERVICEMASTER LIMITED PARTNERSHIP
                     (Registrant)

                     By:    s/Ernest J. Mrozek
                        ------------------------------
                              Ernest J. Mrozek
                     Senior Vice President and Chief Financial Officer