Form 10-K/A
period 1994-12-31
SERVICEMASTER LTD PARTNERSHIP
filed 1996-03-05
CIK 806027

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                                  Ammendment of
                  Annual Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act of 1934

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

                  DOCUMENTS INCORPORATED BY REFERENCE

     Certain parts of the Registrant's Annual Report to Shareholders for the year ended December 31, 1994 are incorporated into Part II of this Form 10-K/A.
------------------------------------------------------------------------

Part II

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

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         SERVICEMASTER LIMITED PARTNERSHIP
                             Registrant



Date: March 1, 1996     By: /s/ Ernest J. Mrozek
                             ----------------------
                             Ernest J. Mrozek
                             Senior Vice President and Chief Financial Officer