Form 10-K
period 1995-12-31
SERVICEMASTER LTD PARTNERSHIP
filed 1996-03-29
CIK 806027

SECURITIES AND EXCHANGE COMMISSION

                                                        Washington, D.C. 20549

                                                               FORM 10-K


                                  Annual Report Pursuant To Section 13 Or 15(d)
                                       Of The Securities Exchange Act of 1934

    For the fiscal year ended December 31, 1995.  Commission File number 1-9378


                                              SERVICEMASTER LIMITED PARTNERSHIP
                     (Exact Name of Registrant as Specified in its Certificate)



                  Delaware                                     36-3497008
                  --------                                     ----------
         (State or Other Jurisdiction                        (I.R.S. Employer
         of Incorporation or Organization)                   Identification No.)


     One ServiceMaster Way, Downers Grove, Illinois                60515-9969
     ----------------------------------------------                ----------
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

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by Check Mark Whether the Registrant (1) Has Filed All Reports Required to Be Filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such Shorter Period That the Registrant Was Required to File Such Reports), and (2) Has Been Subject to Such
Filing Requirements for the Past 90 Days.  Yes   X   No
                                                ---      ---

         The Aggregate Market Value of Shares Held by Non-Affiliates of the Registrant As of February 6, 1996 was $3,032,880,000.

                                             DOCUMENTS INCORPORATED BY REFERENCE

         Certain parts of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995 are incorporated into Part I, Part II and Part IV of this Form 10-K.
____________________________________________________________________________

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

       All subsidiaries of The ServiceMaster Company (which for purposes of this paragraph are limited to first-tier subsidiaries) are wholly owned except for the following: ServiceMaster Management Services L.P., as to which senior management owns a 10% equity interest (determined after giving effect to intercompany debt), and LTCS Investment L.P. (the immediate parent of ServiceMaster Diversified Health Services), as to which senior management of ServiceMaster Diversified Health Services owns an 11% equity interest.

     All subsidiaries of ServiceMaster Consumer Services L.P. are wholly owned. The 15% interest in TruGreen Limited Partnership which was owned by senior management of TruGreen Limited Partnership was acquired by the Registrant in January 1995. See Note I, page 15, for further information regarding this transaction.

         All subsidiaries of ServiceMaster Management Services L.P. are wholly owned.

The 1992 Reorganization

         On January 13, 1992, the shareholders of the Registrant approved a "Reorganization Package" consisting of a comprehensive amendment and restatement of the Registrant's partnership agreement and a merger by which the Registrant can convert to corporate form. Current tax law effectively requires such conversion to occur at the end of December 1997; however, pursuant to the Reorganization Package, the board of directors of the Registrant's general partner has the authority to decide to accelerate the conversion date to a date prior to December 31, 1997. The best interests of the Registrant's shareholders will be the determinative consideration in selecting a conversion date.

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

         The merger agreement which was approved as part of the Reorganization Package provides for the merger by which ServiceMaster expects to return to corporate form (the "Reincorporating Merger"). ServiceMaster Incorporated of Delaware has been organized to become the successor entity through which the public will invest in ServiceMaster after the Reincorporating Merger. The limited partner shares of the Registrant will be converted on a one-for-one basis into new shares of common stock of ServiceMaster Incorporated. As a result of these conversions, ServiceMaster Incorporated will be entirely owned by the persons who, collectively, owned all of the limited partner shares of the Registrant immediately prior to the Reincorporating Merger.

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

         For further information concerning the changes effected by the 1992 Reorganization, see the discussion captioned "Description of the Structure of the ServiceMaster Enterprise" beginning on page 11.

1995 Transaction with WMX Technologies, Inc.

         On December 31, 1995, the Registrant completed a transaction with WMI Urban Services, Inc. ("WMUS"), a wholly owned subsidiary of WMX Technologies, Inc. ("WMX") in which WMUS contributed its 27.76% interest in ServiceMaster Consumer Services L.P. to the Registrant and, in exchange therefor, the Registrant issued to WMUS 18,107,143 unregistered limited partner shares of the Registrant and an option to purchase an additional 1,250,000 shares of the Registrant's limited partner shares at a price of $33.00 per share at any time and from time to time during the period January 1, 1997 to December 31, 2000. This issuance of limited partner shares to WMUS increased the Registrant's total shares outstanding to approximately 95,200,000. The shares held by WMX (through WMUS) immediately after the foregoing exchange transaction constituted approximately 19% of the Registrant's total shares outstanding.

        Concurrently with the foregoing exchange transaction, the Registrant and WMX entered into an agreement under which WMX committed not to increase its ownership interest in the Registrant to more than 21% through purchases of the Registrant's shares. To the extent that an exercise of the option would result in WMX owning more than a 21% interest in the Registrant, the Registrant may at its sole option pay WMX cash in the amount of the spread between the value of the shares not issued and the option exercise price for such shares.

         The shares which WMUS received on December 31, 1995 together with the shares which WMUS can acquire under the option are subject to certain restrictions, including among other things, commitments by WMX and WMUS: not to sell at any one time any of such shares in public market transactions in a number in excess of 15% of the average daily trading volume of the Registrant's shares over the preceding four calendar weeks; not to sell such shares to anyone who is or would become, as a result of the sale, an owner of more than 5% of the Registrant's outstanding shares; not to attempt to or propose or endorse a takeover of the Registrant; not to vote such shares in favor of a takeover which is opposed by the Registrant's board of directors; and not to oppose candidates for the Registrant's board of directors who are nominated by a majority of the incumbent ServiceMaster directors. In addition, the Registrant has a first refusal right, at then current market prices, by which the Registrant can elect to acquire any shares that WMX or WMUS may desire to sell.

       The shares which WMUS received on December 31, 1995 and the shares which WMUS can acquire under the option were not and will not be registered under the Securities Act of 1933, but WMUS may demand up to four registrations of such shares after December 31, 1997, with each registration being subject to specified minimum and maximum amounts. WMX also has piggyback registration rights with respect to such shares.

      The foregoing is a brief summary of the major provisions of the agreements entered into among the Registrant, WMX and WMUS on December 31, 1995. Such agreements are described in further detail in the Registrant's Form 8-K dated January 15, 1996 and filed with the Securities and Exchange Commission on that date. The contents of such Form 8-K and the exhibits thereto are incorporated herein by reference.

Principal Business Groups

      ServiceMaster is functionally divided into four operating groups: Consumer Services, Management Services, Diversified Health Services and International. Consumer Services and Management Services are the two principal operating groups. Reference is made to the information under the caption "Business Unit Reporting" on page 39 of the ServiceMaster Annual Report to Shareholders for 1995 (the "1995 Annual Report") for detailed financial information on these two groups.

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

Consumer Services

       ServiceMaster Consumer Services provides specialty services to homeowners and commercial facilities through five companies: TruGreen L.P. ("TruGreen-ChemLawn"); The Terminix International Company L.P. ("Terminix"); ServiceMaster Residential/Commercial Services L.P. ("Res/Com"); Merry Maids L.P. ("Merry Maids"); and American Home Shield Corporation ("American Home Shield" or
"AHS"). The services provided by these companies include: lawn care, tree and shrub services and indoor plant maintenance services under the "TruGreen" and "ChemLawn" service marks; termite, pest control and radon testing services under the "Terminix" service mark; residential and commercial cleaning and disaster restoration services under the "ServiceMaster" service mark; domestic housekeeping services under the "Merry Maids" service mark; and home systems and appliance warranty contracts under the "American Home Shield" service mark.

       The services provided by the five Consumer Services companies are part of the ServiceMaster "Quality Service Network" and are accessed by calling a single toll-free telephone number: 1-800-WE SERVE. ServiceMaster focuses on establishing relationships to provide one or more of these services on a repetitive basis to customers. Since 1986, the number of customers served by ServiceMaster Consumer Services has increased from fewer than one million customers to more than 7.7 million customers (including international operations).

         The International Group is responsible for overseeing the Consumer Services which are provided in foreign markets.

         TruGreen-ChemLawn. Until January 1, 1995, TruGreen-ChemLawn was an 85% owned subsidiary of ServiceMaster Consumer Services Limited Partnership with senior management of TruGreen-ChemLawn holding the remaining 15% interest. However, effective January 1, 1995, all of the holders of the 15% minority interest contributed their interests to the Registrant in exchange for shares of the Registrant. See Note I, page 15 for further information regarding this transaction. With over 2.5 million residential and commercial customers, TruGreen-ChemLawn is the leading provider of lawn care services in the United
States.   As of December 31, 1995, TruGreen-ChemLawn had 182 company-owned branches and 76 franchised branches. TruGreen-ChemLawn also provides lawn, tree and shrub care services in some parts of the Middle East through a licensing arrangement. The TruGreen-ChemLawn business is seasonal in nature.

      Terminix. Terminix is a wholly owned subsidiary of ServiceMaster Consumer Services L.P. With approximately 2.1 million residential and commercial customers, Terminix, through its company-owned branches and through franchisees, is the leading provider of termite and pest control services in the United States. As of December 1995, Terminix was providing these services through 327 company-owned branches in 40 states and Mexico and through 234 franchised branches in 27 states. Terminix also provides termite and pest control services in Japan, Taiwan, Indonesia, Turkey, Lebanon, Saudi Arabia, Oman, the Bahamas, Dominican Republic, Jamaica, and Puerto Rico through licensing arrangements with local partners. It provides the same services through subsidiaries in Belgium, the Netherlands, Norway, Sweden, the Republic of Ireland, the United Kingdom, and Mexico. The Terminix business is seasonal in nature.

         Res/Com. Res/Com is a wholly owned subsidiary of ServiceMaster Consumer Services L.P. ServiceMaster, through Res/Com, is the leading franchisor in the residential and commercial cleaning field. Res/Com provides carpet and upholstery cleaning and janitorial services, disaster restoration services and window cleaning services to over 1.4 million residential and commercial customers worldwide through a network of over 4,400 independent franchisees. Res/Com provides its services through subsidiaries in Germany, Ireland and the United Kingdom, through an affiliate in Canada, and through licensees in Australia, New Zealand, Austria, Brazil, Canada, Finland, Spain, Turkey, Saudi Arabia, Korea, and Japan.

         Merry Maids. Merry Maids is a wholly owned subsidiary of ServiceMaster Consumer Services Limited Partnership. Merry Maids is the organization through which ServiceMaster provides domestic house cleaning services. With approximately 217,000 customers, Merry Maids is the leading provider of domestic house cleaning services in the United States. As of December 31, 1995, these services were provided through 14 company-owned branches in 13 states and through 820 licensees operating in 49 states. Merry Maids also provides domestic housecleaning services in the United Kingdom through a subsidiary, in Canada through an affiliate and in Japan, Saudi Arabia, Denmark and Australia through licensing arrangements with local service providers.

         American Home Shield. AHS is a wholly owned subsidiary of SVM Holding Corp., a wholly owned subsidiary of ServiceMaster Consumer Services L.P. AHS is a leading provider of home service warranty contracts in the United States, providing homeowners with contracts covering the repair or replacement of built-in appliances, hot water heaters and electrical, plumbing, central heating, and central air conditioning systems which malfunction by reason of normal wear and tear. Service contracts are presently sold principally through participating real estate brokerage offices in conjunction with resales of single-family residences to homeowners. AHS also sells service warranty contracts directly to non-moving homeowners through various other distribution channels which are currently being expanded. As of December 31, 1995, AHS was providing services to approximately 387,000 homes through approximately 10,000 independent repair maintenance contractors in 47 states and the District of Columbia, with operations in California, Texas and Arizona accounting for 26%, 23% and 8%, respectively, of AHS' gross contracts written. AHS also provides home service warranty contracts in Japan and Saudi Arabia through licensing arrangements with local service providers.

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

         At the end of 1994, Management Services was reorganized into three discrete operating units each providing a separate functional service on a nationwide basis. These units are: Healthcare Management Services; Education Management Services; and Business and Industry Management Services. Effective January 1, 1996, the services provided by the Healthcare Management Services unit and the services provided by ServiceMaster Diversified Health Services Group (described below) were integrated so as to provide a coordinated range of services to the health care market.

      As of December 31, 1995, ServiceMaster was providing supportive management services to more than 2,500 health care, educational and commercial facilities. These services were being provided in all 50 states and the District of Columbia and in 16 foreign countries. Outside of the United States, ServiceMaster was providing management services through a subsidiary in Japan, through affiliated companies in Canada, Japan, Italy, Mexico, and the United Kingdom, and through licensees in Korea, Australia, New Zealand, Singapore, Taiwan, Hong Kong, Czech Republic, Chile, Japan, Malaysia, Spain and and several countries in the Middle East. The International and New Business Development Group is responsible for overseeing the management services which are provided in foreign markets.

         In February 1995, Management Services formed a joint venture with DAKA International in which the latter, in effect, acquired 80% of Management Services' education food service management business. As of December 31, 1995, the DAKA/ServiceMaster joint venture was serving approximately 57 customers.

ServiceMaster Healthcare Services

         The integration of ServiceMaster Healthcare Management Services and ServiceMaster Diversified Health Services under the name "ServiceMaster Healthcare Services" is expected to increase the ability of the Registrant to deliver services across the broad spectrum of customer needs in the various segments of the healthcare market. These segments include acute care hospitals, long-term care, assisted living facilities, hospice and home health care. As of January 1, 1996, ServiceMaster Healthcare Services was serving more than 1,600 customers.

Diversified Health Services

       The Diversified Health Services Group was organized in 1993. It consists of the ServiceMaster Diversified Health Services companies and ServiceMaster Home Health Care Services. The Diversified Health Services companies were acquired by ServiceMaster in August 1993, at which time they were known as VHA Long Term Care.

         ServiceMaster Diversified Health Services. ServiceMaster Diversified Health Services, Inc., ServiceMaster Diversified Health Services L.P. and their respective subsidiaries and ServiceMaster Home Health Care Services (collectively, the "ServiceMaster Diversified Health Services Companies") form a comprehensive health services organization which provides: management services to freestanding, hospital based, and government owned nursing homes, skilled nursing facilities, and assisted living facilities; management services to hospital-based home health care agencies (as well as the direct operation of freestanding home health care agencies); design, development, refurbishing and construction consulting services to long-term care facilities; hospice services; rehabilitation services and the sale of various medical products and supplies. As of December 31, 1995, the ServiceMaster Diversified Health Services Companies had management services contracts with over 130 facilities in 28 states with a total of approximately 15,000 beds. Effective January 1, 1996, the services provided by Diversified Health Services Companies and the services provided by the Healthcare Management Services unit were integrated so as to provide a coordinated range of services to the health care market.

International and New Business Development

         International. The International unit oversees the performance of supportive management services and consumer services in international markets either through the arrangements described above or through ownership of foreign operating companies acquired by ServiceMaster.

       In the Spring of 1994, ServiceMaster made a strategic decision to expand its pest control business into Europe through the acquisition of existing pest control companies. In August 1994, International organized TMX-Europe B.V., a Netherlands limited company ("TMX-Europe") as a subsidiary of The ServiceMaster Company to serve as a holding company for acquisitions of pest control businesses in the United Kingdom and Europe. As a result of acquisitions made during 1994, TMX-Europe owned controlling interests in Peter Cox Ltd., a leading pest control and wood preservation company in the United Kingdom; Protekta B.V. and Riwa B.V., each a leading pest control company in the Netherlands; and Anticimex Development AB, a holding company for the leading pest control company in Sweden. In October 1995, Peter Cox Ltd. acquired two pest control companies in the Republic of Ireland and Northern Ireland, and in January 1996, TMX-Europe acquired the Stenglein group of pest control companies in Germany.

         New Business Development. ServiceMaster Child Care Services, Inc., was part of the New Business Development Group until November 30, 1995. This company operated employer or developer sponsored child care centers under the "GreenTree" service mark. The company was sold to Bright Horizons Children's Centers, Inc. effective December 1, 1995 for cash, a promissory note and a warrant to purchase common stock of the buyer. This transaction was not material to the Registrant's financial statements.

Other Activities

      Supporting Departments. ServiceMaster has various departments responsible for technical, engineering, management information, planning and market services, and product and process development activities. Various administrative support departments provide personnel, public relations, administrative, education, accounting, financial and legal services.

      Manufacturing Division. ServiceMaster has a manufacturing division which formulates, combines and distributes supplies, products and equipment that are used internally in providing management services to customers and which are sold to licensees for use in the operation of their businesses. ServiceMaster has an insignificant share of the market for the manufacture and distribution of cleaning equipment, chemicals and supplies.

         Venture Capital Fund. In August 1995, the Registrant established the ServiceMaster Venture Fund (the "Fund") with the objective of establishing a mechanism within the ServiceMaster enterprise which would invest in emerging growth companies which show an ability to provide innovative service technologies to the Registrant's current and new customers. The Fund is to be managed so as not to be intrusive to the ongoing operations of the Registrant's operating units.

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

Consumer Services

         Consumer Services subsidiaries provide a variety of residential and commercial services under their respective names on the basis of their and ServiceMaster's reputation, the strength of their service marks, their size and financial capability, and their training and technical support services. The markets served by Terminix and TruGreen/ChemLawn are seasonal in nature.

         Lawn Care Services. TruGreen-ChemLawn, both directly and through franchisees, provides lawn care services to residential and commercial customers. Competition within the lawn care market is strong, coming mainly from regional and local, independently owned firms and from homeowners who elect to care for their lawns through their own personal efforts. TruGreen-ChemLawn is the leading national lawn care company within this market. In 1995, TruGreen-ChemLawn initiated a business to provide indoor plant maintenance to commercial customers.

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

         Termite and Pest Control Services. The market for termite and pest control services to commercial and residential customers includes many competitors. Terminix is the leading national termite and pest control company within this market. Competition within the termite and pest control market is strong, coming mainly from regional and local, independently owned firms throughout the United States and from one other large company which operates on a national basis.

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

         Home Systems and Appliance Warranty Contracts. The market for home systems and appliance warranty contracts is relatively new. ServiceMaster believes that AHS maintains a favorable position in its industry due to the system developed and used by AHS for accepting, dispatching and fulfilling service calls from homeowners through a nationwide network of independent contractors. AHS also has a computerized information system developed and owned by AHS, and an electronic digital voice communication system through which AHS handled more than 5.2 million calls in 1995.

Management Services

         Health Care. Within the market consisting of general health care facilities having 50 or more beds, ServiceMaster is the leading supplier of plant operations and maintenance, housekeeping, clinical equipment maintenance, and laundry and linen management services. As of December 31, 1995, ServiceMaster was serving in approximately 1,500 health care facilities. The majority of health care facilities within this market not currently served by ServiceMaster assume direct responsibility for managing their own non-medical support functions.

         ServiceMaster believes that its management services for health care facilities may expand by the addition of facilities not presently served, by initiating additional services at facilities which use only a portion of the services now offered, by the development of new services and by growth in the size of facilities served. At the same time, industry consolidation, changes in use and methods of health care delivery and payment for services continue to affect the health care environment.

         As described on page 5, effective January 1, 1996, ServiceMaster Healthcare Management Services was integrated with ServiceMaster Diversified Health Services to form ServiceMaster Healthcare Services.

      Education. ServiceMaster is a leading provider to the education market of maintenance, custodial and grounds services, and, through the DAKA/ServiceMaster joint venture, food management services. The facilities which comprise the education market served by ServiceMaster include primary schools, secondary schools and school districts, private specialty schools and colleges and universities. As of December 31, 1995, ServiceMaster was serving in approximately 400 educational facilities. ServiceMaster believes there is significant potential for expansion in the education market due to its current relatively low penetration of that market and the trend of educational facilities to consider outsourcing more of their service requirements.
However, a majority of the educational facilities continue to assume direct responsibility for managing their support functions.

         Business and Industry. ServiceMaster is a leading provider of plant operations and maintenance, custodial and grounds management services to business and industrial customers. ServiceMaster believes that there is potential for expansion in those business and industrial markets which ServiceMaster has elected to emphasize due to ServiceMaster's low current penetration of those markets and the trend of business to consider outsourcing more of their service requirements and the trend of governmental units to privatize parts of their operations. The emphasized markets include the food processing, transportation, healthcare products, and automotive markets. As of December 31, 1995, ServiceMaster was serving in approximately 160 business or industrial facilities.

Diversified Health Services

         At December 31, 1995, the ServiceMaster Diversified Health Services Companies constituted the nation's twelfth largest long term care company based on the number of beds served and the largest company that was primarily a management services company (as distinguished from a real estate operator). It was also a major provider of planning and design services for long term care facilities and for acute care hospitals.

         At December 31, 1995, ServiceMaster Home Health Care Services was a provider of management services to hospital-affiliated home health care agencies. The number of free-standing home health care agencies operated by ServiceMaster Home Health Care Services represented a very small percentage of home health care agencies in the United States.

         As described on page 5, effective January 1, 1996, ServiceMaster Diversified Health Services was integrated with ServiceMaster Healthcare Management Services to form ServiceMaster Healthcare Services.

International

       The pest control companies acquired by ServiceMaster through its European holding company (TMX-Europe) are each leaders in the pest control business in the countries in which they operate. ServiceMaster believes that there is potential for expansion of these businesses in both the United Kingdom and elsewhere on the European continent.

Major Customers.

        ServiceMaster has no single customer which accounts for more than 10% of its total revenues. No part of the Company's business is dependent on a single customer or a few customers the loss of which would have a material adverse effect on the Company as a whole. Revenues from governmental sources are not material.

Employees

         On December 31, 1995, ServiceMaster had a total of approximately 34,000 employees.

         ServiceMaster provides its employees with annual vacation, medical, hospital and life insurance benefits and the right to participate in additional benefit plans which are described in the Notes to Financial Statements included in the 1995 Annual Report.

                                                               [CHART]

                                                     STRUCTURE OF SERVICEMASTER

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

         Although the owners of the outstanding limited partner shares issued by ServiceMaster Limited Partnership do not have the right to vote directly for the directors of ServiceMaster Management Corporation, they do have the right to replace ServiceMaster Management Corporation as the managing general partner by voting the percentages of their shares prescribed in the Partnership Agreement in favor of such replacement (provided, however, that certain opinions of counsel are obtained). The holders of the outstanding shares of ServiceMaster Limited Partnership accordingly retain the ultimate right to select ServiceMaster management.


The 1992 Reorganization (ServiceMaster Corporation)

         Reference is made to the discussion on page 1 for the background of the 1992 Reorganization. As a result of the approval of the Reorganization Package on January 13, 1992, ServiceMaster Corporation was admitted as a Special
General Partner of the Registrant on January 31, 1992. As of March 15, 1996, no shares of stock of ServiceMaster Corporation had been issued and the corporation remains dormant.

Organization and Structure of Consumer Services

         ServiceMaster Consumer Services Limited Partnership ("SMCS") provides a separate identity for the Consumer Services business. SMCS is a holding company for all of the operating groups which comprise such business, i.e., TruGreen-ChemLawn, Terminix, ServiceMaster Residential/Commercial Services, Merry Maids, and American Home Shield.

        SMCS has two general partners, ServiceMaster Consumer Services, Inc. and The ServiceMaster Company. As a result of the transaction with WMX Technologies, Inc. on December 31, 1995 (described on pages 2 and 3), The
ServiceMaster Company is the sole limited partner of SMCS.   The controlling
interest in ServiceMaster Consumer Services, Inc., is held by ServiceMaster Management Corporation.


Organization and Structure of Management Services

       ServiceMaster Management Services Limited Partnership ("SMMS") provides a separate identity for the Management Services business. This business is primarily carried out through three divisions of SMMS, with a small amount of specialized business conducted through a wholly owned subsidiary.

         SMMS has two general partners, ServiceMaster Management Services, Inc., and The ServiceMaster Company and 53 limited partners in two classes: Class A and Class B. The general partners together hold a 1% interest in SMMS. The Class A limited partners, all of whom are senior members of SMMS management, collectively own 10% of the equity of SMMS (with equity determined for this purpose after allowing for $505.6 million of intercompany debt to The ServiceMaster Company). The Class B limited partner is The ServiceMaster Company, which holds the remaining equity interest in SMMS.


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

         ServiceMaster Home Health Care Services Inc. is wholly owned by The ServiceMaster Company.


Organization and Structure of the International and New Business Development
Group

         International operations of the Company are carried out through subsidiaries, licensing or joint venture arrangements, all of which are coordinated and supervised by the International component of the International and New Business Development Group. As previously noted, in 1994, the Company, through its Netherlands subsidiary, TMX-Europe B.V., acquired pest control businesses in the United Kingdom, the Netherlands and Sweden.

         On December 1, 1995, The ServiceMaster Company sold all of its equity interest in ServiceMaster Child Care Services, Inc. to Bright Horizons Children's Centers, Inc.

Notes to Organizational Structure Chart

         The following Notes are intended to be read in conjunction with the organizational structure chart on page 10.


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

Note C--The ServiceMaster Company Limited Partnership

         The ServiceMaster Company Limited Partnership supervises the Company's international operations and serves as a holding company for the Consumer Services, Management Services, and Diversified Health Services groups. All of the common limited partner interests of The ServiceMaster Company are held by the Registrant. On January 1, 1993, the ServiceMaster SGP Trust became a special general partner of The ServiceMaster Company and has remained a special general partner of The ServiceMaster Company since that date--see Note R.


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

        The certificate of incorporation of ServiceMaster Management Corporation requires that a majority of the positions on its board of directors must be comprised of independent directors. The certificate of incorporation further provides that this requirement may not be amended without the consent of the holders of a majority of the outstanding shares of ServiceMaster Limited Partnership. During the year 1995, the stock of ServiceMaster Management Corporation was owned by persons who were past or present senior members of the ServiceMaster management. The stockholders of this corporation have deposited their stock in a voting trust of which the directors themselves are trustees with discretionary power to vote the stock. These arrangements enable the incumbent members of the Board of Directors to choose the persons elected to the Board each year.

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

         ServiceMaster Management Corporation does not employ any significant number of persons or own any office space or other equipment used to conduct the day-to-day management of ServiceMaster; rather, the employees and assets necessary to manage the ServiceMaster business are based within The ServiceMaster Company or the operating entities.

         The applicable partnership agreements as adopted in 1986 and as amended since then provide that the general partners of the Partnerships are entitled to a 1% interest in each of the two Partnerships. Since January 31, 1992, the sole holder of the 1% interest in each of the two Partnerships has been
ServiceMaster Management Corporation.   These interests are "carried interests"
which means that ServiceMaster Management Corporation is not required to contribute to the capital of the Partnerships except as may be necessary to pay liabilities for which provision cannot otherwise be made. These carried interests remain at a constant 1% in each of the two Partnerships at all times regardless of the extent to which additional investments in the Partnerships are made by others and regardless of the extent to which the Partnerships redeem other interests. These 1% interests provide ServiceMaster Management Corporation with approximately 1.99% of the profits and losses of the entire ServiceMaster enterprise, that is, ServiceMaster Management Corporation is entitled to 1% of the profits of The ServiceMaster Company Limited Partnership and, because that partnership is 99% owned by ServiceMaster Limited
Partnership, it is entitled to an additional 1% of the 99% of The ServiceMaster Company Limited Partnership's profits which are allocated to ServiceMaster Limited Partnership.

       For the year 1995, each of the Partnerships made cash distributions equal to 1% of its net income to ServiceMaster Management Corporation. The total of the distributions made with respect to the year 1995 was $3,717,268. From that amount the corporation paid state corporate taxes and, on behalf of its stockholders but subject to reimbursement by them, the letter of credit fees charged with respect to the promissory notes described in the next paragraph. The balance, $3,514,856, was distributed by ServiceMaster Management
Corporation to those past and present officers of ServiceMaster who constituted the stockholders of ServiceMaster Management Corporation. At December 31,
1995, such persons included Messrs. Cantu, Erickson, Keith, Mrozek and Oxley, whose participations within the 1.99% total carried interest of ServiceMaster Management Corporation at the end of 1995 were, respectively, 14.79%, 10.85%, 5.44%, 3.20%, and 5.44%.

         At December 31, 1995, the stock of ServiceMaster Management Corporation was owned by 34 ServiceMaster executives, each of whom has signed a promissory note payable to the corporation in the amount of the purchase price of his or her stock. Such notes total approximately $15,000,000 in the aggregate and are payable upon demand. The payment of each such note is secured by a letter of credit from the Bank of America (Illinois). The fees for such letters of credit are borne entirely by the makers of the notes and not by ServiceMaster.


Note E--ServiceMaster Consumer Services Limited Partnership and ServiceMaster
        Consumer Services, Inc.

         ServiceMaster Consumer Services Limited Partnership ("SMCS") is the holding company for the Consumer Services business. ServiceMaster Consumer Services, Inc. is one of the two general partners of SMCS. The second general partner is The ServiceMaster Company. The ServiceMaster Company, through its direct and indirect ownership of the 1% interest held by the general partners and as the sole limited partner, holds a 100% equity interest in SMCS.

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


Note G--ServiceMaster Diversified Health Services

         ServiceMaster Diversified Health Services is a division of The ServiceMaster Company. It is comprised of the ServiceMaster Diversified Health Services Companies ("DHS") and ServiceMaster Home Health Care Services. The former is 89% owned by The ServiceMaster Company (see Note N) while the latter is 100% owned by The ServiceMaster Company. The ServiceMaster Diversified Health Services Companies include a parent limited partnership and its general partner, and a number of subsidiary companies.


Note H--International and New Business Development

         International and New Business Development is a division of The ServiceMaster Company. It consists of the International unit and New Business Development. The International unit oversees and provides administrative support for ServiceMaster's international operations. It owns all of the shares of TMX-Europe B.V., the Netherlands holding company for all pest control businesses acquired in Europe. The New Business Development component oversees and provides administrative support for businesses which are in their formative stages. At December 31, 1995, there were no such businesses in operation.


Note I--TruGreen Limited Partnership

         TruGreen Limited Partnership ("TruGreen") has two general partners:
TruGreen, Inc., which is the managing general partner, and TSSGP Limited Partnership, a Delaware limited partnership ("TSSGP"). Until January 1, 1995, members of TruGreen management owned a 15% minority interest in TruGreen. Effective January 1, 1995, all of the holders of the minority interest contributed their limited partner units in TruGreen to the Registrant in exchange for 2,824,062 shares of the Registrant and a contingent right to receive an additional payment in 1997 depending upon the magnitude of TruGreen's earnings and the performance of the Registrant's shares in 1995 and 1996. As a result of this transaction, the Registrant and Consumer Services together became the owners of 100% of the equity interests in TruGreen.


Note J--The Terminix International Company Limited Partnership

         The Terminix International Company Limited Partnership ("Terminix") has two general partners: Terminix International, Inc., the managing general partner, and TSSGP. Terminix is a wholly owned subsidiary of SMCS.

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

Note P--TMX-Europe

         TMX-Europe B.V., a Netherlands limited company, is a wholly owned subsidiary of The ServiceMaster Company. TMX-Europe serves as the holding company for ServiceMaster's European pest control companies.

Note Q--Other Subsidiaries

       Other subsidiaries include CMI Group, Inc., a subsidiary of ServiceMaster Management Services L.P., and miscellaneous operating and name protection entities. Reference is made to Exhibit 21 for a complete list of the subsidiaries of the Registrant.

Note R--ServiceMaster SGP Trust

      On January 1, 1993, the limited partnership agreement of The ServiceMaster Company was amended to admit a trust as a Special General Partner of The ServiceMaster Company (the "SGP Trust"). The beneficiaries of the SGP Trust are the limited partners of the Registrant as constituted from time to time.
The SGP Trust receives each year an allocation of taxable income equal to the amount by which the aggregate taxable income of The ServiceMaster Company exceeds the cash distributions made by the Registrant directly to its limited partners. As a result of this allocation of taxable income, the cash distributions made by the Registrant directly to its limited partners will equal or exceed the taxable income of the Registrant which is directly allocated to its limited partners. The ServiceMaster Company makes cash distributions to the SGP Trust in the amounts required by the trust for the payment of its federal and state income tax liabilities. This arrangement prevents taxable income as allocated to the public shareholders from exceeding their cash distributions from the Registrant and thereby solves the "crossover problem" as described in earlier annual reports and in the Registrant's Proxy Statement dated December 11, 1991.


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

        The headquarters for ServiceMaster Consumer Services L.P. are located in leased premises at 860 Ridge Lake Boulevard, Memphis, Tennessee. The 860 Ridge Lake Boulevard facility also serves as the headquarters for TruGreen-ChemLawn, Terminix, Res/Com, Merry Maids and American Home Shield.

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

         American Home Shield moved all of its administrative operations to Memphis, Tennessee during the year 1994, but the company retained some leased space in the building at 90 South E Street, Santa Rosa, California for administrative and sales operations. American Home Shield's service and data processing departments are located in premises owned by the company in Carroll, Iowa. This facility consists of a 43,000 square foot building on a seven-acre site.

         American Home Shield owns approximately 98 acres of land in Santa Rosa, California. This land is held for investment purposes and has been and will continue to be offered for sale, with the timing of sales being affected by, among other things, market demand, zoning regulations, and the availability of financing to purchasers.

         The headquarters for the ServiceMaster Diversified Health Services Companies ("DHS") is located in leased premises at 5050 Poplar Avenue, Memphis, Tennessee. DHS leases other administrative facilities in Plymouth Meeting, Pennsylvania; Dallas, Texas; and Atlanta, Georgia. As of December 31, 1995, DHS had an ownership interest in two nursing home facilities through joint venture arrangements in which DHS has a 50% interest.


Item 3.  Legal Proceedings

         In the ordinary course of conducting its business activities, ServiceMaster becomes involved in judicial and administrative proceedings which involve both private parties and governmental authorities. As of March 15, 1996, these proceedings included a number of general liability actions and a very small number of environmental proceedings.

        Environmental Matters. Terminix is one of several defendants named in a suit filed by the United States Environmental Protection Agency (the "EPA") on November 3, 1986 in the United States District Court for the Western District of Tennessee, to recover the costs of remediation at two sites in Tennessee which have been designated by the EPA as "Superfund sites" under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). In January 1992, the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action which required Terminix and other initial defendants and third party defendants to clean up one of these sites. Terminix agreed, on an interim basis, to a 10% allocation of the cost of the remediation work. The parties to the interim allocation agreement remain in disagreement with the EPA over the most appropriate remediation procedures to be followed at the site and they remain in disagreement among themselves regarding the final allocations of responsibility. With respect to the second site, the companies cited by the EPA all disclaim responsibility. Terminix has been advised by one of the defendant parties that such party has settled its disagreement with the EPA. However, the settlement agreement has not yet been presented to or approved by the District Court and, in any event, such party has not resolved its disagreement with the other parties as to its proper participation. Unless there is a general settlement among all of the parties, this matter is expected to go to trial in early 1997. Terminix's actual participation in the total volume of hazardous waste at the Tennessee sites was less than 5%. Terminix considers that percentage to be its maximum appropriate exposure. Based on a projected maximum cost of remediation for the two sites of $17.5 million, a 5% participation for Terminix would amount to $875,000. At 10% (which is significantly greater than what Terminix believes is appropriate), Terminix's liability would be $1,750,000. Based on the Registrant's review and on advice of counsel, in the opinion of management the likelihood of the Registrant incurring a material liability in excess of present estimates is remote.

         In October 1991, Terminix was notified by a letter from the EPA that Terminix, along with many other parties, was listed as a "potentially responsible party" under CERCLA at a site in Wichita, Kansas; there have not been any developments in this matter since that date. Terminix was named in a Superfund site in Michigan but Terminix's connection to this matter is through an acquisition in which the seller retained responsibility for environmental matters; Terminix considers its exposure in this case to be not material.

       The CERCLA law was written to impose joint and several liability for the cleanup costs at any particular site on every contributor to that site, and accordingly every contributor's potential liability at every site could be large. However, based on practical experience with prior CERCLA situations and the circumstances of the cases in which it is now involved, Terminix expects that the outcome of the proceedings referred to above will not be, individually or in the aggregate, material to its business, financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

         None

                                                                PART II

Item 5.  Market for Registrant's Partnership Shares and Related Shareholder
Matters

       Except for the information set forth in the second and third sentences of this Item 5, the portions of the ServiceMaster Annual Report to Shareholders for 1995 under the captions "Shareholders' Equity" (page 43) and "Cash Distributions Per Share" and "Price Per Share" in the Quarterly Operating Results table (page 44) supply the information required by this item and such portions are hereby incorporated herein by reference. The Registrant's shares are listed and traded on the New York Stock Exchange under the symbol "SVM".
At March 15, 1996, the Registrant's shares were held of record by approximately 65,000 persons.


Item 6.  Selected Financial Data

       The portion of the ServiceMaster Annual Report to Shareholders for 1995 in the Financial Statements and Management Discussion section ("FSMD Section") under the caption "Eleven Year Financial Summary" (pages 32-33) supplies the information required by this item and such portion is hereby incorporated herein by reference.


Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

       Management Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 1995, is contained in the FSMD Section of the ServiceMaster Annual Report to Shareholders for 1995 on pages 27-31 and is hereby incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

       The consolidated statements of financial position of ServiceMaster as of December 31, 1995 and 1994, and the consolidated statements of income, cash flows and shareholders' equity for the years ended December 31, 1995, 1994 and 1993 and notes to the consolidated financial statements are contained in the FSMD Section of the ServiceMaster Annual Report to Shareholders for 1995 on pages 35 and are incorporated herein by reference. The report of Arthur Andersen LLP thereon dated January 24, 1996, and the summary of significant accounting policies are contained in the FSMD Section of the ServiceMaster Annual Report to Shareholders for 1995 on page 34 and are hereby incorporated herein by reference.


Item 9.  Disagreements on Accounting and Financial Disclosure
         None.

                                                               PART III


Item 10. Directors and Executive Officers of the Corporate General Partner of Registrant and
             The ServiceMaster Company

      The following section of this Item 10 shows: (i) the names and ages (as of March 15, 1996) of the present directors of ServiceMaster Management
Corporation (the managing general partner of ServiceMaster Limited Partnership and The ServiceMaster Company); (ii) all positions and offices with ServiceMaster held by each such director; and (iii) the term of each such person as a director and all period(s) during which each director has served. There are no arrangements or understandings between any director and any other person pursuant to which the director was or is to be selected as a director or nominee. All committee memberships to which reference is made means membership on a committee of the Board of Directors of ServiceMaster Management Corporation.



1996 Class

      Sidney E. Harris, age 46, has been a director since December 10, 1994. He is a member of the Management Services and Diversified Health Services Committee. He has been the Dean of the Peter F. Drucker Graduate Management Center at the Claremont Graduate School, Claremont, California since 1991. He is a co-founder of the Institute for the Study of U.S./Japan Relations in the World Economy. Dr. Harris is a director of Transamerica Investors, Inc., Los Angeles, California, a mutual funds investment company.

       Herbert P. Hess, age 59, has been a director since 1981. He is a member of the Executive Committee, the Consumer Services and International and New Business Development Committee, the Finance Committee, the Nominating Committee, the Compensation Committee and the Share Option Committee. Mr. Hess is a Managing Director of Berents & Hess Capital Management, Inc., an investment management firm. He is the past President and Chief Executive Officer of State Street Research & Management Company, an investment management firm. Mr. Hess was Chairman of MetLife-State Street Investment Services, Inc. from 1988 to April 1, 1990.

       Kay A. Orr, age 57, has been a director since January 1, 1994. She is a member of the Consumer Services and International and New Business Development Committee. Mrs. Orr was Governor of Nebraska from 1987 to 1991 and served as the State Treasurer of Nebraska from 1981 to 1986. From 1979 to 1981, she served as Chief of Staff to the Governor of Nebraska. Mrs. Orr is a director of The Williams Companies, Inc., Tulsa, Oklahoma, a pipeline company.

         C. William Pollard, age 57, has been a director since December 1977. Since May 1990, he has been the Chairman of the Board of Directors and Chairman of the Executive Committee. He is a member of the Consumer Services and International and New Business Development Committee, the Management Services and Diversified Health Services Committee, the Finance Committee and the Nominating Committee. From May 1983 to December 31, 1993, Mr. Pollard served as the Chief Executive Officer of ServiceMaster. He served as President of ServiceMaster from 1981 to May 1990. Mr. Pollard is a director of Herman Miller, Inc., Zeeland, Michigan, an office furniture manufacturer, and a director of Provident Companies, Inc., Chattanooga, Tennessee.

       Phillip B. Rooney, age 51, has been a director since January 1, 1994. He is a member of the Executive Committee, the Consumer Services and International and New Business Development Committee and the Compensation Committee. Mr. Rooney is a director and the President and Chief Operating Officer of WMX Technologies, Inc., Oak Brook, Illinois, the Chairman of the Board and Chief Executive Officer of Wheelabrator Technologies Inc., Hampton, New Hampshire, and a director of Waste Management International, plc, London,

England. He is also a director of Illinois Tool Works, Inc., Caremark International, Inc. and Urban Shopping Centers, Inc.



1997 Class

      Paul W. Berezny, age 61, has been a director since October 7, 1995. He is a member of the Management Services and Diversified Health Services Committee. He is President of Berezny Investments, Inc., a real estate development and management company.

         Lord Brian Griffiths of Fforestfach, age 54, has been a director since August 1992. He is a member of the Executive Committee, the Nominating Committee and the Compensation Committee. Since 1991, he has been an international advisor to Goldman, Sachs & Co. concerned with strategic issues related to their United Kingdom and European operations and business development activities worldwide. During the period 1985 to 1990, he served at No. 10 Downing Street as Head of the Prime Minister's Policy Unit. He was made a life peer at the conclusion of his service to the Prime Minister. Lord Griffiths is a director of THORN EMI plc, a music recording company, Times Newspapers Holding Ltd., London, England, a newspaper company, Herman Miller, Inc., Zeeland, Michigan, an office furniture manufacturer, and Telewest, London, England, a television company.

        Michele M. Hunt, age 46, has been a director since October 7, 1995. She is a member of the Management Services and Diversified Health Services Committee. Since July 1995, Ms. Hunt has been a private business consultant. She was appointed by President Clinton as Director of the Federal Quality Institute and served in such role from August 1993 to June 1995. From 1980 to July 1993, she served as Corporate Vice President for People and Quality with Herman Miller, Inc., an office furniture manufacturer.

         Gunther H. Knoedler, age 66, has been a director since 1979. He is a member of the Executive Committee, the Management Services and Diversified Health Services Committee, the Audit Committee (of which he is the Chairman), the Compensation Committee and the Share Option Committee. Mr. Knoedler is a retired Executive Vice President and Director Emeritus of Bell Federal Savings & Loan Association, Chicago, Illinois.

       Vincent C. Nelson, age 54, has been a director since 1978. Mr. Nelson is a member of the Executive Committee, the Consumer Services and International and New Business Development Committee, the Nominating Committee, the Compensation Committee, the Audit Committee, the Employee Share Purchase Plan Administrative Committee and the Share Option Committee. Mr. Nelson is a business investor.

         Dallen W. Peterson, age 59, has been a director since October 7, 1995. Mr. Peterson served as the Chairman of Merry Maids, Inc. until the acquisition of that company's assets by Merry Maids Limited Partnership in July 1988. He is presently the Chairman of Merry Maids Limited Partnership. He is a member of the Consumer Services and International and New Business Development Committee.



1998 Class

       Henry O. Boswell, age 66, has been a director since 1985. He is a member of the Executive Committee, the Consumer Services and International and New Business Development Committee, the Finance Committee, the Nominating Committee and the Compensation Committee. From 1983 until his retirement in October 1987, Mr. Boswell was President of Amoco Production Company. During the same time period, he was Chairman of the Board of Amoco Canada and a director of Amoco Corporation. Mr. Boswell is a director of Rowan Companies, Inc., Houston, Texas, an offshore oil drilling company, and Cabot Oil & Gas Corp., Houston, Texas, an oil and gas production company.

       Carlos H. Cantu, age 62, has been a director since 1988. He is a member of the Executive Committee, the Consumer Services and International and New Business Development Committee, the Management Services and Diversified Health Services Committee, the Finance Committee and the Nominating Committee. On January 1, 1994, Mr. Cantu became the President and Chief Executive Officer of ServiceMaster. He served as the President and Chief Executive Officer of ServiceMaster Consumer Services from May 1991 to August 1994, as Executive Vice President and Chief Operating Officer, Consumer Services, from October 1988 to May 1990 and as President and Chief Operating Officer of ServiceMaster Consumer Services from June 1, 1990 to May 1991. He served as President and Chief Executive Officer of The Terminix International Company Limited Partnership
from December 18, 1986 to December 31, 1992.   He has been a director of
Midland Financial Group, Inc., an insurance company in Memphis, Tennessee, since September 1992 and of Haggar Corporation, a clothing manufacturing company in Dallas, Texas, since February 9, 1995.

         James D. McLennan, age 59, has been a director since May 1986. He is a member of the Management Services and Diversified Health Services Committee and the Audit Committee. Mr. McLennan joined McLennan Company, a full service real estate company, in 1958. He was named partner in 1968 and became President in 1981. Mr. McLennan is also a director of The Loewen Group Inc., a provider of funeral services, Burnaby, B.C., Canada.

         Burton E. Sorensen, age 66, has been a director since May 1984. He is a member of the Executive Committee, the Finance Committee and the Compensation Committee. He is the Chairman and Chief Executive Officer of Lord Securities Corporation. He served as President and Chief Executive Officer of the corporation from December 1984 to December 1992. Mr. Sorensen is also a director of Provident Companies, Inc., Chattanooga, Tennessee.

         Charles W. Stair, age 55, has been a director since December 1986. He previously served as a director from 1976 to 1983. On December 10, 1994 he was elected Vice Chairman of the Board of Directors. He is a member of the Management Services and Diversified Health Services Committee. Mr. Stair is a member of the Profit Sharing, Savings and Retirement Plan Administrative Committee. He served as the President and Chief Executive Officer of ServiceMaster Management Services from May 1991 to December 31, 1994, as President and Chief Operating Officer, Management Services, from June 1990 to April 1991, and as Executive Vice President and Chief Operating Officer, Management Services, from October 1, 1988 to May 1990.

        David K. Wessner, age 44, has been a director since March 1987. He is a member of the Executive Committee, the Management Services and Diversified Health Services Committee and the Compensation Committee. Mr. Wessner is Executive Vice President, HealthSystem Minnesota. Previously, he was Senior Vice President, Program and Process Improvement, Geisinger Health System, from November 1992 to August 1994 and Senior Vice President and Administrative Director from 1982 to November 1992.



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

         The Board of Directors has appointed the persons listed below as Senior Management Advisers effective as of the 1995 annual meeting of shareholders to serve in such capacity until the annual meeting of shareholders in 1996 or until otherwise determined by the Board of Directors.

       Robert D. Erickson, age 52, was a director from May 1987 to May 1993. He previously served as a director from May 1981 through May 1984. He is a non-director member of the Consumer Services and International and New Business Development Committee. Mr. Erickson also is a member of the Profit Sharing, Savings and Retirement Plan Administrative Committee, the Employee Share Purchase Plan Administrative Committee, and the Employee Benefits Plan Committee. He is President and Chief Operating Officer, International and New Business Development. He served as Executive Vice President and Chief
Operating Officer of this division from November 1992 to October 1993. He served as Executive Vice President and Chief Operating Officer, People
Services, from January 1990 to October 1992.

         Donald K. Karnes, age 45, is Group President of TruGreen-ChemLawn and Terminix. He served as President and Chief Operating Officer of TruGreen-ChemLawn from January 1992 to December 1995; from January 1, 1990 to December 31, 1991, he was Senior Vice President, TruGreen Limited Partnership. During the year 1989, Mr. Karnes was a Regional Vice President for Waste Management Urban Services, Inc. He is a non-director member of the Consumer Services and International and New Business Development Committee.

         Robert F. Keith, age 39, is President and Chief Operating Officer of ServiceMaster Consumer Services, Inc. He served as Group President, ServiceMaster Consumer Services, from November 1992 to July 1994. He had been Vice President, Treasurer and Chief Financial Officer from November 1989 to October 1992. He is a non-director member of the Consumer Services and International and New Business Development Committee.

       Jerry D. Mooney, age 42, was the President and Chief Executive Officer of ServiceMaster Diversified Health Services, Inc. until December 31, 1995, and now serves as President, Healthcare New Business Initiatives. He has held the positions with Diversified Health Services since the acquisition of the business by the Registrant in August 1993. He is a non-director member of the Management Services and Diversified Health Services Committee of the Board of Directors. He is also a director, chairman of the audit committee and member of the compensation committee of Concord EFS, Inc., Memphis, Tennessee, involved primarily in the electronic processing of debit and credit card transactions. He also serves as a director of Thompco Medical, Inc., and on an Advisory Board for SouthTrust Corporation.

         Ernest J. Mrozek, age 42, was elected Senior Vice President and Chief Financial Officer effective January 1, 1995. He served as Vice President and Chief Financial Officer from May 1994 to December 1994, as Vice President, Treasurer and Chief Financial Officer from November 1, 1992 to April 30, 1994, as Vice President and Chief Accounting Officer, from January 1, 1990 to October 31, 1992 and as Vice President, Accounting, from December 1987 to December 1989. He practiced public accounting as a manager with Arthur Andersen LLP from 1981 to December 1987.

         Brian D. Oxley, age 45, is President and Chief Operating Officer of ServiceMaster Management Services and ServiceMaster Healthcare Services. From November 1992 to December 31, 1993, he served as the President and Chief Executive Officer of the International and New Business Development Group. He served as Executive Vice President, New Business Development from January 1991 to November 11, 1992 and as President of International Services from January 1, 1988 to November 11, 1992. He is a non-director member of the Management Services and Diversified Health Services Committee.

Executive Officers of ServiceMaster

       The following table shows: (i) the names and ages (as of March 15, 1996) of the present executive officers of the Registrant, The ServiceMaster Company and ServiceMaster Management Corporation; (ii) all positions presently held by each officer; and (iii) the year each person became an officer. Each person named has served as an officer of the Registrant continuously since the year shown, except for Jerry D. Mooney, who has served as an officer of the Registrant's subsidiaries, ServiceMaster Diversified Health Services, Inc. and ServiceMaster Diversified Health Services L.P. since August 31, 1993 and as an executive officer of the Registrant since March

1995. There are no arrangements or understandings between any executive officer and any other person pursuant to which the officer was or is to be selected as an officer.

                                                                                                                       First Became
Name                              Age      Present Position                                                            An Officer
----                              ---      ----------------                                                            ------------


C. William Pollard                57       Chairman and Director                                                       1977

Carlos H. Cantu                   62       President and Chief Executive Officer                                       1986
                                           and Director

Charles W. Stair                  55       Vice Chairman and Director                                                  1973

Robert D. Erickson                52       President and Chief Operating Officer,                                      1976
                                           International and New Business Development,
                                           and a Senior Management Adviser

Brian D. Oxley                    45       President and Chief Operating Officer,                                      1983
                                           ServiceMaster Management Services,
                                           ServiceMaster Healthcare Services, and
                                           a Senior Management Adviser

Jerry D. Mooney                   42       President, Healthcare New Business                                          1993
                                           Initiatives, and a Senior Management
                                           Adviser

Robert F. Keith                   39       President and Chief Operating Officer,                                      1986
                                           Consumer Services, and a Senior
                                           Management Adviser

Vernon T. Squires                 61       Senior Vice President and General                                           1987
                                           Counsel

Ernest J. Mrozek                  42       Senior Vice President, Chief Financial                                      1987
                                           Officer, and a Senior Management Adviser

Eric R. Zarnikow                  36       Vice President and Treasurer                                                1994

Deborah A. O'Connor               33       Vice President and Controller                                               1993

         Messrs. Pollard, Stair and Cantu are also Directors of ServiceMaster Management Corporation. Messrs. Erickson, Keith, Mooney, Mrozek and Oxley are Senior Management Advisers. See pages 21-24 for biographical information with respect to these executive officers.

        Vernon T. Squires, age 61, was elected Senior Vice President and General Counsel effective January 1, 1988. He served as Vice President and General Counsel from April 1, 1987 until December 31, 1987. He served as an associate and partner with the law firm of Wilson & McIlvaine in Chicago, specializing in corporate and tax law, from 1960 to April 1, 1987. He is presently Of Counsel to that firm.

         Eric R. Zarnikow, age 36, was elected Vice President and Treasurer effective May 1, 1994. He is a member of all ServiceMaster employee benefit plan committees. From August 1991 to April 1994, he served as Vice President and Treasurer of Gaylord Container Corporation. He was Treasurer of Gaylord Container Corporation from June 1987 to July 1991.

         Deborah A. O'Connor, age 33, was elected Vice President and Controller effective January 1, 1993. From July 1991 to December 1992, she was Manager of Financial Projects. She previously had practiced public accounting with Arthur Andersen LLP since 1984. She is a member of the Profit Sharing, Savings and Retirement Plan Administrative Committee.

Compliance With Section 16(a) of The Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires ServiceMaster's officers and directors, and persons who own more than ten percent of ServiceMaster's shares, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the New York Stock Exchange. The Commission's regulations require certain officers, directors and greater-than-ten-percent shareholders to furnish to ServiceMaster copies of all Section 16(a) forms that they file. During 1995, ServiceMaster received Section 16(a) forms from such officers and directors. As of January 1, 1996, ServiceMaster has one shareholder with an interest greater than ten percent.

       Based solely on a review of the copies of Section 16(a) forms received by ServiceMaster or on written representations from certain reporting persons that no Forms 5 were required for those persons, ServiceMaster believes that during 1995, its officers and directors complied with applicable filing requirements except that one report, covering one December 1995 transaction for 900 shares, was filed late by Mr. Berezny.

Item 11.  Executive Compensation

       The following table sets forth all compensation awarded to, earned by, or paid to the Chief Executive Officer of ServiceMaster and ServiceMaster's four most highly compensated executive officers other than the Chief Executive Officer of ServiceMaster during or in respect of the year 1995. Each of the listed persons was holding the office indicated in the table on the last day of December 1995.

                                                                           SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM COMPENSATION
                                                                        -----------------------------------------------
                          ANNUAL COMPENSATION (A)                       AWARDS                         PAYOUTS
                          ---------------------------------------       --------------------------     ----------------

(a)                       (b)       (c)        (d)            (e)       (f)               (g)           (h)       (i)

                                                              Other     Restricted        Securities              All
                                                              Annual    Stock             Underlying    LTIP      Other
Name and                            Salary     Bonus          Comp.     Awards            Options/      Payouts   Comp.
Principal Position        Year      ($)        ($)            ($)       ($)               SARs(#)(B)    ($)       ($)

Carlos H. Cantu           1995      $380,000   $665,000       -         -                 75,000        -         -
President and             1994      $350,000   $612,500       -         -                 75,000        -         -
Chief Executive           1993      $300,000   $525,000       -         -                 0             -         -
Officer

Robert D. Erickson        1995      $260,000   $260,000       -         -                 40,000        -         -
President, Inter-         1994      $245,000   $294,000       -         -                 25,000        -         -
national Services         1993      $230,000   $260,000       -         -                 30,000        -         -

Robert F. Keith           1995      $240,000   $276,000       -         -                 50,000        -         -
President,                1994      $200,000   $225,000       -         -                 35,000        -         -
Consumer Services         1993      $180,000   $200,000       -         -                 30,000        -         -

Ernest J. Mrozek          1995      $208,000   $299,600       -         -                 15,000        -         -
Sr. Vice President        1994      $190,000   $228,000       -         -                 35,000        -         -
and Chief Financial       1993      $165,000   $198,000       -         -                 30,000        -         -
Officer

Brian D. Oxley            1995      $270,000   $200,000       -         -                 60,000        -         -
President,                1994      $260,000   $ 65,000       -         -                 0             -         -
Management Services       1993      $240,000   $271,000       -         -                 30,000        -         -


     Notes:

             (A) The table does not include the cash distributions made to ServiceMaster Management Corporation, as the managing general partner of the Registrant and The ServiceMaster Company, and the redistribution of such amounts to the stockholders of ServiceMaster Management Corporation (who include the persons listed in the above table). See Note D, page 13. The foregoing amounts represent the stockholders' share of profits in return for their equity risk.

             (B) With respect to the year 1995, see Note (A) to the Option/SAR Grants Table. The figures shown for earlier years are the number of the underlying shares for grants of options under the ServiceMaster 10 Plus Option Plan.

        The following table summarizes the number and terms of the stock options (if any) granted during the year 1995 to the named executive officers.

                                                      OPTION/SAR GRANTS IN 1995


                                                                                        Potential Realizable Value
                                                                                        at Assumed Annual Rates
                                                                                        of Stock Price Appreciation
                       Individual Grants                                                for Option Term
                       ---------------------------------------------------------        ---------------------------

(a)                             (b)              (c)             (d)           (e)          (f)                  (g)

                          Number of
                         Securities       % of Total
                         Underlying     Options/SARs
                       Options/SARs       Granted to     Exercise or
                            Granted        Employees      Base Price    Expiration
Name                         (#)(A)          in 1995       ($/Sh)(B)          Date       5% ($)             10% ($)
----                   ------------     ------------     -----------    ----------       ------             -------

Carlos H. Cantu,
Chief Executive
Officer                      75,000             6.0%          $23.25    12-09-2004     $913,384          $2,487,292

Robert D. Erickson           40,000             3.2%          $23.25    12-09-2004     $487,138          $1,326,556

Robert F. Keith              50,000             4.0%          $23.25    12-09-2004     $608,922          $1,658,195

Ernest J. Mrozek             15,000             1.2%          $23.25    12-09-2004     $182,677            $497,458

Brian D. Oxley               60,000             4.8%          $23.25    12-09-2004     $730,707          $1,989,834

     Notes:

             (A) ServiceMaster 10 Plus Option grants were approved for each of the named executive officers in December 1994. In each case, acceptance of the option and payment of the price for the option itself ($1.50 per option share) was not required until February 1995. These grants were not shown in the Option/SAR Grants Table in ServiceMaster's Form 10-K for 1994 but are reported in the above table.

             (B) The fair market value of the Registrant's shares at the time when the grants of the options were made (December 1994) was $21.75. Each grantee was required to pay $1.50 per option share as a condition to receiving the option (which sum was, in each case, paid in February 1995). Column (d) combines the exercise price and the option price.

             (C) Jerry D. Mooney and Vernon T. Squires were named executive officers in the Option/SAR Grant Table in the Registrant's Form 10-K for 1994. Each was granted an option in 1994 which was not accepted until early 1995. In accordance with Note (B) to the 1994 Option/SAR Grant Table, the following details for their respective options are set forth in this Form 10-K for 1995. Number of option shares granted: 50,000 (Mooney), 15,000 (Squires); percent of total options granted in 1994: 4.0% (Mooney), 1.2% (Squires); exercise or base price: $23.25/option share; expiration date: 12-09-2004; potential realizable value at 5% and 10% assumed annual rates of stock price appreciation for the option term:
     $608,922 and $1,658,195 (Mooney), $182,677 and $497,458 (Squires).

       The following table summarizes the exercises of stock options during the year 1995 by the named executive officers and the number of, and the spread on, unexercised options held by such officers at December 31, 1995.

                          AGGREGATED OPTION/SAR EXERCISES IN 1995 AND FY-END OPTION/SAR VALUES


(a)                                  (b)            (c)                     (d)                               (e)

                                                                      Number of
                                                                     Securities                          Value of
                                                                     Underlying                       Unexercised
                                                                    Unexercised                      In-the-Money
                                                                Options/SARs at                   Options/SARs at
                                                                      FY-End(#)                         FY-End($)
                                                                  -------------                     -------------

                         Shares Acquired          Value
                             on Exercise       Realized            Exercisable/                      Exercisable/
Name                                 (#)            ($)           Unexercisable                     Unexercisable
---------------          ---------------       --------           -------------                     -------------


Carlos H. Cantu,                       0              0               150,000/0                        $750,000/0
Chief Executive
Officer

Robert D. Erickson                     0              0                95,000/0                        $712,500/0

Robert F. Keith                    4,500         89,312               115,000/0                        $812,500/0

Ernest J. Mrozek                       0              0                80,000/0                        $567,500/0

Brian D. Oxley                         0              0                90,000/0                        $510,000/0

         A table for long-term incentive plan awards is omitted because no long-term incentive plan awards were granted to any of the named executive officers during the year 1995.


Compensation of Directors

         During the year 1995, directors of ServiceMaster Management Corporation who were not officers received $3,000 for each meeting of the Board of Directors and each meeting of a Committee which they attended. In addition, directors each received an annual stipend of $12,000. The Chairman of the Audit Committee received an additional annual stipend of $2,000. In 1996, the annual stipend for outside directors will be $12,000.

         Each director of ServiceMaster Management Corporation may enter into a deferred fee agreement whereby part or all of the fees payable to him or her as a director are deferred and will either earn interest based on the average five-year borrowing rate for ServiceMaster or be used to purchase shares of ServiceMaster Limited Partnership in a number determined by the fair market value of such shares on the date of purchase. Upon termination of a director's services as a director or attainment of age 70, whichever occurs first, a director will receive the amount for his or her deferred fee account in a lump sum or in installments or in shares of ServiceMaster Limited Partnership, depending on which deferral plan the director has elected.

        In July 1994, the Board of Directors adopted the ServiceMaster 1994 Non-Employee Directors Share Option Plan (the "Directors Option Plan") and authorized a total of 250,000 shares of the Registrant to be issued pursuant to the exercise of options granted under such plan. The Directors Option Plan provides that options to purchase shares of the Registrant may be granted from time to time by the Board of Directors to those members of the Board who are not employees of any ServiceMaster entity. The Board of Directors may elect to charge a price for the option itself, which is payable at the time of the grant. The exercise price of options granted under the Directors Option Plan is the fair market value of the shares at the time of the grant. In 1995, no options were granted under the Directors Option Plan.

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

Compensation Committee Interlocks and Insider Participation

         The persons who served as members of the Compensation Committee of the Registrant's board of directors during 1995 are listed in the next section.
The Compensation Committee consists solely of independent members of the board of directors. There are no interlocking arrangements involving service by any executive officer of the Registrant on the Compensation Committee of another entity and an executive officer of such other entity serving on the ServiceMaster Compensation Committee.

Board Compensation Committee Report on Executive Compensation

         The following report of the Compensation Committee of the Board of Directors of ServiceMaster Management Corporation was delivered to the Board of Directors on March 15, 1996. The Compensation Committee consists of the members of the Executive Committee other than the Chairman of the Company.
(The Executive Committee consists of independent directors and the Chairman.) As used in the report, the term "salary year" means the calendar year.


                                           "REPORT OF THE COMPENSATION COMMITTEE
To:  The Board of Directors:

       The Executive Committee as constituted in December 1995, in its capacity as the Compensation Committee for the year 1995, hereby submits its report to the Board of Directors for the year 1995.

         In December of each year, the Compensation Committee reviews the compensation levels of senior members of management, evaluates the performance of management and recommends a base salary for each member of senior management for the next salary year. This review and recommendation process includes a review of additional compensation (if any) payable under the Company's Incentive Reward Compensation Plan. At the end of each salary year, the Compensation Committee determines whether adjustments should be made in the compensation of an executive as established by his or her base salary and the Incentive Reward Compensation Plan. The Compensation Committee takes option grants to senior members of management into account in the reviews and recommendations described above.

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

       The standards for determining the base compensation in any given year for the Chief Executive Officer (and for all other officers whose salaries are subject to Compensation Committee approval) are: performance by the officer in the discharge of his or her responsibilities, financial performance of the Company for the immediately preceding year, and the base salary levels and bonuses of comparable officers in comparable companies.

       Five Highest Paid Officers. The base compensation of each of the highest paid officers for 1995 (including the Chief Executive Officer) was in the amount recommended by the Compensation Committee in December 1994 and approved by the Board of Directors in the same month. This base compensation was further reviewed at the end of 1995. The Compensation Committee unanimously agrees that these base levels were reasonable at the time established and reasonable in the context of the performance of the Company in 1995 and the contribution of such persons to the Company's performance.

         Chief Executive Officer. The base compensation of the Chief Executive Officer for the year 1995 was established at the beginning of the year at $380,000 and remained at that amount throughout the year. Because the Company's results of operations for 1995 exceeded the 1995 budget, in accordance with the Company's Incentive Compensation Plan the Chief Executive Officer became entitled to an incentive compensation award at the end of 1995 equal to 175% of his 1995 base compensation. The base compensation of the Chief Executive Officer for the year 1996 was set at $388,000. This amount reflects an increase of $8,000 over his base compensation for the year 1995. Any material difference between the Chief Executive Officer's total compensation for 1996 compared to 1995 will be determined by the Company's performance in 1996.

         The Compensation Committee notes that the Chief Executive Officer was granted an option for 75,000 shares in December 1994, subject to acceptance by him and payment of the price for the option itself of $1.50 per option share. This grant was accepted and the required payment was made in February 1995.

       No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries.

                           Respectfully submitted,
Dated:  March 15, 1996
                           Henry O. Boswell                 Lord Brian Griffiths
                           Herbert P. Hess                  Gunther H. Knoedler
                           Vincent C. Nelson                Phillip B. Rooney
                           Burton E. Sorensen               David K. Wessner

                                (Compensation Committee)"

Performance Graph

         The following graph compares the five-year cumulative total return to shareholders of the Registrant with the five year cumulative return as determined under the Standard & Poor's 500 Index and under the Dow Jones Consumer Services Index.


                                                          [Performance Graph]

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of March 15, 1996, the beneficial ownership of the Registrant's limited partner shares with respect to each person who is known to the Registrant to be the beneficial owner of more than five percent of such shares:

                                  Amount and Nature of Beneficial Ownership


(1)                                     (2)            (3)             (4)                      (5)

                                Sole Voting
Name and Address             and Investment                          Total                  Percent
of Beneficial Owner                   Power          Other       Ownership                Ownership
-------------------          --------------          -----       ---------                ---------

WMI Urban Services, Inc.
3003 Butterfield Road
Oak Brook, IL 60521          18,107,143 (1)              0      18,107,143                      19%

Notes:

(1) The shares shown in this table do not include the 1,250,000 shares which are the subject of an option granted to WMI Urban Services, Inc. on December 31, 1995 for the reason that such option is not exercisable until January 1, 1997.


                                       (Item 12 is continued on the next page.)

         The following table sets forth as of March 5, 1996 the beneficial ownership of the Registrant's limited partner shares with respect to ServiceMaster's directors and senior management advisers, those executive officers named in the Summary Compensation Table (page 27) and the Registrant's directors and officers as a group:

                                  Amount and Nature of Beneficial Ownership (1)


(1)                                             (2)             (3)            (4)                       (5)

                                        Sole Voting
Name of                              and Investment           Total        Percent
Beneficial Owner                              Power           Other      Ownership                 Ownership
----------------                     --------------           -----      ---------                 ---------

Paul W. Berezny (3)(6)(8)                    34,608         356,455        391,063                    0.412%
Henry O. Boswell (2)(4)                      11,000          30,050         41,050                    0.043%
Carlos H. Cantu (4)(5)(12)                  582,309         396,608        978,917                    1.029%
Robert D. Erickson (4)(5)(6)(7)             383,278          46,750        430,028                    0.452%
Brian Griffiths                                   0               0              0                    0.000%
Sidney E. Harris                                  0             381            381                    0.000%
Herbert P. Hess (4)(8)                       72,500           9,000         81,500                    0.086%
Michele M.Hunt                                    0               0              0                    0.000%
Donald K. Karnes (4)                        577,336               0        577,336                    0.608%
Robert F. Keith (4)(5)                      193,129          41,902        235,031                    0.247%
Gunther H. Knoedler (4)(6)                   25,496               0         25,496                    0.027%
James D. McLennan (4)                        11,320               0         11,320                    0.012%
Jerry D. Mooney (4)(16)                      55,140         200,506        255,646                    0.269%
Ernest J. Mrozek (4)(5)                     138,878          41,902        180,780                    0.190%
Vincent C. Nelson (4)(8)(9)(10)              18,717         181,945        200,662                    0.211%
Kay A. Orr (4)                                6,325               0          6,325                    0.007%
Brian D. Oxley (3)(4)(5)                    189,548          96,554        286,102                    0.301%
Dallen W. Peterson                           32,442               0         32,442                    0.034%
C. William Pollard (4)(5)(11)               655,639          62,619        718,258                    0.754%
Philip B. Rooney (4)                         32,479               0         32,479                    0.034%
Burton E. Sorensen (4)                        8,375               0          8,375                    0.009%
Charles W. Stair (5)(6)(13)                 360,262          40,859        401,121                    0.422%
David K. Wessner (3)(4)(8)(14)(15)           53,190         968,111      1,021,301                    1.075%

All directors and officers
as a group (141 persons) (17)             8,248,525       3,147,391     11,395,916                   11.704%

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

 (4) Shares in column (2) include shares which may be acquired within sixty days under options granted under the ServiceMaster Share Option Plan, under the ServiceMaster 10-Plus Option Plan and/or the Directors Option Plan.

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

 (9) Shares in column (2) include 13,717 shares in trust for the benefit of family members as to which beneficial ownership is disclaimed. Shares in column (3) include 4,482 shares held in trust for the benefit of family members as to which beneficial ownership is disclaimed.

(10) Shares in column (3) include 1,725 shares owned by a charitable trust of which Vincent C. Nelson is a trustee. Mr. Nelson disclaims beneficial ownership of such shares.

(11) Shares in column (3) include 4,300 shares owned by a charitable foundation of which C. William Pollard is a director. Mr. Pollard disclaims beneficial ownership of such shares. Shares in column (3) also include 10,201 shares in trust for the benefit of family members.

(12) Shares in column (3) include 3,500 shares owned by a charitable foundation of which Carlos H. Cantu is an officer. Mr. Cantu disclaims beneficial ownership of such shares.

(13) Shares in column (3) include 17,725 shares owned by a charitable foundation of which Charles W. Stair is a director. Mr. Stair disclaims beneficial ownership of such shares.

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

(17) Includes 2,365,908 shares which certain officers of ServiceMaster, through the exercise of their respective rights, may acquire within 60 days under share purchase agreements, options granted under the ServiceMaster Share Option Plan and options granted under the ServiceMaster 10-Plus Option Plan. This figure includes shares purchasable by the persons identified in Item 11 as follows: Mr. Cantu - 150,000 shares; Mr. Erickson - 95,000 shares; Mr. Keith - 115,000 shares; Mr. Mrozek - 80,000 shares; Mr.
      Oxley - 90,000; and all executive officers as a group - 792,000 shares.

Item 13.  Certain Relationships and Related Miscellaneous Transactions

         ServiceMaster Limited Partnership and The ServiceMaster Company made distributions to ServiceMaster Management Corporation (the managing general partner of these two partnerships) with respect to the year 1995 based on the managing general partner's 1.99% carried interest in the profits and losses of these two partnerships. (See Note D, page 13).

Indebtedness of Management

         The following executive officers were indebted to The ServiceMaster Company in excess of $60,000 at some point during the year 1995. Their indebtedness was incurred by reason of tax loans made in connection with one or more share grants ("Share Grants") made to the person before 1995 under the ServiceMaster Share Grant Award Plan and/or by reason of a full recourse loan made to assist the person in connection with a portion of his acquisition of an equity interest in certain subsidiaries of the Registrant. The figure set opposite the person's name below is the largest amount of such indebtedness outstanding during the year 1995; the figure in parentheses is the amount of such indebtedness outstanding on March 15, 1996: Charles W. Stair - $500,000 ($500,000); Brian D. Oxley - $712,298 ($363,167); Jerry D. Mooney - $405,587
($405,587); Robert F. Keith - $102,066 ($77,852); Ernest J. Mrozek - $94,008
($75,402); and Vernon T. Squires - $63,664 ($0). Interest on each of the foregoing loans is charged to the borrower at a rate between 6% and 10% per annum and is charged quarterly.

                                                                PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Financial Statements, Schedules and Exhibits

         1.  Financial Statements

            The documents shown below are contained in the Financial Statements and Management Discussion section of the ServiceMaster Annual Report to Shareholders for 1995, on pages 27 - 44 and are incorporated herein by reference:

                Summary of Significant Accounting Policies

                Report of Independent Public Accountants

                Consolidated Statements of Income for the three years ended December 31, 1995, 1994 and 1993

                Consolidated Statements of Financial Position as of December 31, 1995 and 1994

                Consolidated Statements of Cash Flows for the three years ended December 31, 1995, 1994 and 1993

                Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1995, 1994 and 1993

                Notes to the Consolidated Financial Statements

         2.  Financial Statements Schedules

             Schedule IV--Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees other than Related Parties. The items required by this Schedule are incorporated into the information relating to Share Grants on page 37.

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

            Exhibit     Contract or Plan
            -------     ----------------

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

         THIS DISCUSSION MAY NOT BE DIRECTLY APPLICABLE TO ANY PARTICULAR SHARE-HOLDER, DEPENDING ON THAT SHAREHOLDER'S UNIQUE CIRCUMSTANCES. SHAREHOLDERS ARE URGED TO CONSULT THEIR OWN TAX ADVISORS TO DETERMINE THE FEDERAL INCOME TAX TREATMENT IN THEIR SPECIFIC TAX SITUATIONS, INCLUDING THE APPLICATION AND
EFFECT OF THE STATE, LOCAL AND FOREIGN LAWS WHICH MIGHT APPLY TO A SPECIFIC SHAREHOLDER.

         The following discussion is based on provisions of the Internal Revenue Code of 1986 (the "Code"), as amended, existing and proposed regulations promulgated thereunder, judicial decisions, legislative history, and current administrative rulings and practices. For a number of Code sections the Internal Revenue Service (the "IRS") has been directed or authorized by statute to issue regulations that may materially affect the tax consequences of holding an interest in ServiceMaster. As of the date hereof, certain of these regulations have not yet been promulgated. Moreover, any of the statutes, regulations, rulings, practices, or judicial precedents upon which this discussion is based could be changed, perhaps retroactively, with adverse tax consequences.

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

       If either of the Principal Partnerships were classified as an association taxable as a corporation in any year, such partnership's income, gains, losses, deductions and credits would be reflected on its own tax return, rather than being passed through to shareholders, and its net income would be taxed at corporate rates (with the maximum rate for regular tax currently equal to 35%, and the rate for alternative minimum tax equal to 20%). In addition, distributions made to shareholders would be treated as (a) taxable dividend income (to the extent of such partnership's current and accumulated earnings and profits) or, to the extent distributions exceed the partnership's earnings and profits, (b) a non-taxable return of capital (to the extent of a shareholder's basis for his or her shares) or
(c) taxable capital gain. In sum, classification of either of the Principal Partnerships as an association taxable as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to shareholders from holding Public Partnership shares.

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

         If the Managing General Partner were to withdraw as a partner at a time when there is no successor managing general partner, or if the successor managing general partner could not satisfy the applicable net worth requirement and other restrictions, then the IRS might attempt to classify one or both of the Principal Partnerships as associations taxable as corporations.

         The Managing General Partner and the Principal Partnerships intend to contest any material adverse determination by the IRS classifying either of the Principal Partnerships as an association taxable as a corporation.
Shareholders should be aware that the Principal Partnerships, and hence indirectly the shareholders, may incur substantial legal expenses in the event of such a contest, and there can be no assurance that such a contest would be successful. At the same time, however, such an adverse determination is not expected to occur.

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

Tax Consequences of Partnership Share Ownership

       General. The Public Partnership is not subject to Federal income tax as an entity. Rather, subject to the limitations prescribed in Code Section 469, each partner is required to report on his or her Federal and state income tax returns his or her allocable share of the income, gains, losses, deductions and credits (and, for alternative minimum tax purposes, tax preference items) of the Public Partnership for the taxable year of the Public Partnership ending with or within his or her taxable year and will be taxable directly on his or her allocable share of the Public Partnership's taxable income. The Public Partnership's taxable income includes its allocable share of the income, gains, losses, deductions and credits (and, for alternative minimum tax purposes, tax preference items) of the Principal Subsidiary Partnership which, in turn, includes its allocable share of such items of subsidiary partnerships. The beneficial owners of Partnership Shares are treated as partners of the Public Partnership for Federal income tax purposes. Thus, if Partnership Shares are held by a nominee, the beneficial owner of the Partnership Shares will be taxed on income and loss of the Public Partnership. Subject to the discussion set forth in the next five paragraphs, because shareholders are required to include Public Partnership income in their income for tax purposes without regard to whether they receive cash distributions of that income, shareholders may be liable for Federal income taxes with respect to Public Partnership income even though they have not received cash distributions from the Public Partnership sufficient to pay such taxes. However, throughout the period from January 1, 1987 to December 31, 1995, the Public Partnership's cash distributions to its shareholders have been substantially in excess of the taxes payable in respect of the taxable income allocated to such shareholders. The Public Partnership has no reason to expect that this situation will not continue through the end of the year 1997.

      ServiceMaster SGP Trust. In recognition of the fact that in 1993 (for the first time in the Public Partnership's history) taxable income was likely to exceed cash distributions to many shareholders of the Public Partnership, the Principal Subsidiary Partnership admitted the ServiceMaster T Trust as a special general partner of the Principal Subsidiary Partnership effective January 1, 1993. On September 30, 1993, the ServiceMaster T Trust was replaced by the ServiceMaster A Trust. Each of these trusts is hereinafter referred to as the "SGP Trust". The interest held by the SGP Trust is denominated in the Principal Subsidiary Partnership's partnership agreement as a Class T Partnership Interest. (See Note R, page 17). As stated in Note R, the beneficiaries of the SGP Trust are the limited partners of the Public Partnership as constituted from time to time. On the date on which ServiceMaster converts back to corporate form pursuant to the Reincorporating Merger approved on January 16, 1992, the SGP Trust will be assimilated into ServiceMaster Incorporated of Delaware, the successor corporate holding company for the ServiceMaster enterprise.

         The beneficial interests held by the beneficiaries of the SGP Trust are not assignable or transferable separately, but only by and in connection with the transfer of shares in the Public Partnership. Every assignment, sale or transfer of any interest in shares in the Public Partnership prior to the date on which the SGP Trust terminates will include a proportional undivided beneficial interest in the SGP Trust.

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

         The formation of the SGP Trust was not a taxable event to the Principal Partnerships or the shareholders, and the creation of the Class T Partnership Interest was not a taxable event to either the SGP Trust or the Principal Subsidiary Partnership or to the Public Partnership. The distribution of funds to the SGP Trust by the Principal Subsidiary Partnership is not a taxable event to either party. The SGP Trust includes in its taxable income its allocable share of the income of the Principal Subsidiary Partnership.

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

      Tax Basis of Partnership Shares. The tax basis of a shareholder in his or her Partnership Shares is significant because (i) basis is used in measuring the gain or loss recognized for tax purposes either upon the receipt of cash distributions from the Public Partnership or upon a partial or complete disposition of Partnership Shares by the shareholder and (ii) a shareholder may deduct his or her allocable share of Public Partnership losses only to the extent of his or her tax basis in his or her shares. See "Tax Consequences of Partnership Share Ownership -- Taxation of Partners on Public Partnership Distributions" and "Sale or Other Disposition of Shares."

         Taxation of Partners on Public Partnership Distributions. If the cash distributions to a shareholder by the Public Partnership in any year exceed his or her allocable share of the Public Partnership's taxable income for that year, the excess will constitute a return of capital to the shareholder to the extent of the shareholder's basis in his or her Partnership Shares. This situation is expected to occur for shareholders whose taxable income is determined by reference to the Section 754 election (see "Section 754 Election", page 50). A return of capital will not be reportable as taxable income by a shareholder for Federal income tax purposes, but will reduce the tax basis of his or her Partnership Shares. If a shareholder's tax basis were reduced to zero, then any further cash distribution to the shareholder for any year in excess of his or her allocable share of the Public Partnership's tax-able income for that year would be taxable to him or her as though it were gain on the sale or exchange of his or her Partnership Shares. All or a portion of such excess cash distribution could be treated as ordinary income as the result of the application of the recapture provisions of the Code. See "Sale or Other Disposition of Shares."

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

      Section 469 applies separately to each publicly traded partnership. Thus, passive activity losses and credits attributable to a limited partner's interest in a publicly traded partnership (such as the Public Partnership) cannot be applied against the limited partner's other income, even if such income is treated as passive under Section 469. Such losses and credits are suspended and carried forward for applications against income from the publicly traded partnership in future years. Upon a complete disposition of the limited partner's interest in the publicly traded partnership in a fully taxable transaction, any of the limited partner's remaining suspended losses generally may be applied against other income. Income attributable to a limited partner's interest in a publicly traded partnership (such as the Public Part-nership) cannot be offset by losses or credits from the limited partner's other passive activities.

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

         Pursuant to regulations issued under Section 704(b), a partnership allocation will be considered to have "substantial economic effect" if it is determined that the allocation has "economic effect" and the economic effect is "substantial." An allocation to partners (other than an allocation of loss, deduction or certain other items attributable to nonrecourse liabilities ("nonrecourse deductions")) will be considered to have "economic effect" if
(i) the partnership maintains capital accounts in accordance with specific rules set forth in the regulations and the allocation is reflected through an increase or decrease in the partners' capital accounts, (ii) liquidating distributions are required to be made in accordance with the partners' respective positive capital account balances by the end of the taxable year (or, if later, within 90 days after the date of liquidation), and (iii) any partner with a deficit in his or her capital account following the distribution of liquidation proceeds would be unconditionally required to restore the amount of such deficit to the partnership. If the first two of these requirements are met but the partner to whom an allocation is made is not obligated to restore the full amount of any deficit balance in his or her capital account, the allocation still will be considered to have "economic effect" to the extent the allocation does not cause or increase a deficit balance in the partner's capital account (determined after reducing that account for certain "expected" adjustments, allocations, and distributions specified by the regulations) if the partnership agreement contains a "qualified income offset" provision. A qualified income offset requires that in the event of any unexpected distribution (or specified adjustments or allocations) to a partner that results in a deficit balance in such partner's capital account, there must be an allocation of income or gain to the dis-tributee that eliminates the resulting capital account deficit as quickly as possible.

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

       The Principal Partnership Agreements provide that a capital account is to be maintained for each partner, that the capital accounts are to be maintained in accordance with applicable principles set forth in the regulations, and that all allocations to a partner are to be reflected in the partner's capital account. In addition, distributions upon liquidation of the Principal Partner-ships are to be made in accordance with respective capital account balances.
The Principal Partnership Agreements do not require the limited partners to restore any deficit balance in their capital accounts upon liquidation of the Principal Partnerships. However, the Principal Partnership Agreements contain a "minimum gain" allocation for nonrecourse deductions and a "qualified income offset" provision. Pursuant to the Principal Partnership Agreements, tax income and gain will be allocated in a manner consistent with the book income and gain allocations associated with the minimum gain and qualified income offset provisions.

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

      Generally, under current law, gain recognized by a shareholder on the sale or exchange of shares that have been held for more than twelve months will be taxable as long-term capital gain, taxable at a maximum rate of 28% in the case of taxpayers other than corporations. However, that portion of the gain attributable to "substantially appreciated inventory items" and "unrealized receivables" of the Principal Partnerships, as those terms are defined in the Code, will be treated as ordinary income. Ordinary income attributable to unrealized receivables and inventory items may exceed the net taxable gain realized upon the sale and may be recognized even if there is a net tax loss realized upon the sale. "Unrealized receivables" include, among other things, the shareholder's proportionate share of the amounts that would be recaptured as ordinary income if the Principal Partnerships were to have sold their assets at fair market value at the time the shareholder transferred his shares. See "Depreciation; Amortization; Recapture". Any loss recognized upon the sale of shares generally will be treated as a capital loss.

      A shareholder will not ordinarily recognize any gain or loss upon making a gift of Partnership Shares. However, a shareholder making a gift of Partnership Shares more likely than not will include as an amount realized the share (as determined for purposes of Code Section 752) of any of the Partnerships' indebtedness allocable to the transferred Partnership Shares. See "Tax Consequences of Partnership Share Ownership" -- "Tax Basis of Partnership Shares." Such shareholder would therefore recognize gain (but not loss) on making a gift of Partnership Shares if the shareholder's basis had declined so that it were less than such amount deemed realized. In the case of a deductible gift to a charitable organization the donor's basis is apportioned between the value deemed contributed and the deemed sale price. Any gain recognized more likely than not would be subject to the same rules (described above) which apply to gain recognized on a sale of a Partnership Share, so that some portion could be treated as ordinary income.

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

       Effect of the Interplay Between the Section 754 Election, Section 197 and the SGP Trust. As discussed on page 44, the existence of the SGP Trust means that the taxable income of ServiceMaster Limited Partnership as allocated to each of its shareholders will not be greater than the cash distributions made to that shareholder. For many shareholders, however, taxable income will be less than their cash distributions due to the effect of the Section 754 election. The principal effect of the Section 754 election is to cause the calculation of a partner's share of taxable income to reflect amortization and depreciation deductions which are determined by using a higher basis
(reflecting the partner's purchase price) in the underlying assets than the partnership's own internal, historical basis for those assets. In this connection, the provision in the Revenue Reconciliation Act of 1993 which permits the amortization of intangible assets over a 15-year period has important consequences to those persons who purchased ServiceMaster shares on August 10, 1993 or thereafter. If their purchase price for such shares is at least $22 per share ($33 per share before the June 7, 1993 3-for-2 share split), their proportionate interest in the assets of ServiceMaster, including goodwill and other intangible assets on which amortization is now being taken over a 15-year period, will cause the calculation of their share of ServiceMaster's taxable income to include deductions which are expected to leave such persons with an allocation of no taxable income on such ServiceMaster shares or with negative taxable income on those shares. (If a limited partner is allocated negative taxable income on his or her ServiceMaster shares, it can be used to offset a like amount of positive taxable income on other ServiceMaster shares or gain upon the sale of ServiceMaster shares; however, it can not be used to offset taxable income from other sources). Under these circumstances, cash distributions on such shares will decrease the tax basis of those shares by the amount of cash distributed and without an offsetting increase in basis attributable to the allocation of taxable income to those shares. Accordingly, the amount of gain realized upon a taxable disposition of the shares will be greater than would be the case if the Section 754 election had not been made.

         Tax exempt organizations such as pension plans, profit sharing plans, IRAs, Keoghs, private foundations and other charitable organizations will benefit from the interplay among the Section 754 election, the SGP Trust and the amortization of intangibles in another way. Such entities are subject to the unrelated business income tax on their share of the taxable income of a publicly traded partnership (such as ServiceMaster). However, since their ServiceMaster taxable income is expected to be zero or less (for the reasons discussed above), such entities should not be subject to any unrelated business income tax liability or tax return filing requirement.

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

      Generally, a shareholder would not recognize any taxable gain or loss as a result of the deemed pro rata distribution of Principal Partnership assets incident to a termination of the Principal Partnerships. A shareholder, however, would recognize gain to the extent, if any, that the shareholder's pro rata share of the Principal Partnerships' cash (and the reduction, if any in the shareholder's share of the Principal Partnerships' indebtedness as determined for purposes of Code Section 752) at the date of termination exceeded the adjusted tax basis of his Partnership Shares. Also, the Principal Partnerships' taxable years would terminate. If the shareholder's taxable year were other than the calendar year, the inclusion of more than one year of the Principal Partnerships' income in a single taxable year of the shareholder could result. Also, new tax elections would be required to be made by the reconstituted partnerships. Finally, a termination of the Principal Partnerships may cause the Principal Partnerships or their assets to become subject to unfavorable statutory or regulatory changes enacted prior to the termination but previously not applicable to the Principal Partnerships or their assets because of protective "transitional" rules. However, a constructive termination under Code Section 708 should not cause the Partnership to lose the benefits of the up-to-10-year grace period during which the application of new Code Section 7704 is postponed. See "Tax Status of the Principal Partnerships" and "Publicly Traded Partnerships Treated as Corporations."

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

         Tax-exempt shareholders other than those who benefit from the interplay between the Section 754 Election, Section 197 and the SGP Trust as described on page 51 would be subject to tax on any UBTI to the extent that the sum of such UBTI (i.e., gross income net of deductions), if any, from their Partnership Shares and from other sources were to exceed $1,000 in any particular year. Moreover, even if their UBTI does not exceed $1,000 so that tax-exempt shareholders do not incur a Federal income tax liability, they nevertheless will be required to file income tax returns if their gross income included in computing such UBTI is $1,000 or more for any tax year.

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

Administrative Matters

         Information to Shareholders and Assignees. In addition to the required Schedule K1 to be furnished by the Public Partnership to holders of Partnership Shares during a particular taxable year, the Public Partnership intends to furnish detailed instructions and explanations advising recipients of the Schedule K1 as to how to fill out their own income tax returns. The infor-mation will be provided within 90 days after the end of the Public
Partnership's taxable year.

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

        The Code provides for a penalty in the amount of 20% of any underpayment of tax attributable to a "substantial understatement of income tax." A "substantial understatement of income tax" is the amount of the understatement of tax on a taxpayer's return for a particular taxable year that exceeds the greater of $5,000 ($10,000 if the taxpayer is a corporation other than an S corporation or a personal holding company) or 10% of the tax required to be shown on the return for the year. As a general rule, the penalty will not be imposed with respect to underpayments attributable to items for which (i) there is or was substantial authority for the tax treatment afforded such items by the taxpayer, or (ii) the relevant facts affecting the treatment of such items are adequately disclosed in the taxpayer's return or in a statement attached to the return and there was a reasonable basis for the position. The penalty will not apply with respect to any portion of a tax underpayment attributable to a substantial understatement of income tax if it is shown that there was a rea-sonable cause for such portion and that the taxpayer acted in good faith with respect to such portion. There can be no assurance that a shareholder will not have a substantial understatement of income tax as a result of the treatment of items of income, gain, loss, deduction and credit resulting from his investment in the Public Partnership or that the IRS will not contend that there is not substantial authority for the treatment on the shareholder's return of certain items of income, gain, loss, deduction and credit. If the IRS should challenge the treatment by the Principal Partnerships for tax purposes of the various items of income, gain, loss, deduction and credit, and if a shareholder should fail to meet the substantial authority and adequate disclosure tests, a shareholder could incur a penalty for a substantial underpayment of taxes resulting from his investment in the Public Partnership.

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

                                                              SCHEDULE VIII

                                                    SERVICEMASTER LIMITED PARTNERSHIP

                                                    VALUATION AND QUALIFYING ACCOUNTS
                                                             (In thousands)

                                                                                     Deductions--
                                      Balance at       Charged to     Reserves of    Write-offs of
                                    Beginning of        Costs and        Acquired    Uncollectible     Balance at
Classification                            Period         Expenses       Companies         Accounts  End of Period
--------------                      ------------       ----------     -----------    -------------  -------------


AS OF DECEMBER 31, 1995:
 Allowance for doubtful accounts--

 Accounts receivable (current)           $17,610           16,878             94           16,553        $18,029
                                         -------           ------          ------           ------        -------
 Notes receivable (current)              $ 2,504              350             ---              415        $ 2,439
                                         -------           ------          ------           ------        -------


AS OF DECEMBER 31, 1994:
Allowance for doubtful accounts--

 Accounts receivable (current)           $17,563           15,428             531           15,912        $17,610
                                         -------           ------          ------           ------        -------
 Notes receivable (current)              $ 1,875              685             ---               56        $ 2,504
                                         -------           ------          ------           ------        -------

AS OF DECEMBER 31, 1993:
Allowance for doubtful accounts--

 Accounts receivable (current)           $15,772           13,579             613           12,401        $17,563
                                         -------           ------          ------           ------        -------
 Notes receivable (current)              $ 2,128              694             ---              947        $ 1,875
                                         -------           ------          ------           ------        -------

                                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Shareholders of ServiceMaster Limited Partnership:

We have audited in accordance with generally accepted auditing standards, the financial statements included in ServiceMaster Limited Partnership's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules included in Part IV in the Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These supporting schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                   Arthur Andersen LLP

Chicago, Illinois
January 24, 1996

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

                                           SERVICEMASTER LIMITED PARTNERSHIP
                                                     Registrant

                                           By:     ServiceMaster Management
                                                   Corporation
                                                   (General Partner)


Date: March 15, 1996                        By:     /s/ C. WILLIAM POLLARD
                                                    ----------------------
                                                        C. William Pollard
                                                        Chairman


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

         Signature                                 Title                                       Date
         ---------                                 -----                                       ----


/s/ C. WILLIAM POLLARD                             Chairman and Director                       March 15, 1996
----------------------
    C. William Pollard



/s/ CARLOS H. CANTU                                President and Chief Executive               March 15, 1996
-------------------                                         Officer and Director
    Carlos H. Cantu


/s/ CHARLES W. STAIR                               Vice Chairman and Director                  March 15, 1996
--------------------
    Charles W. Stair



/s/ ERNEST J. MROZEK                               Senior Vice President and                   March 15, 1996
--------------------                               Chief Financial Officer (Principal
    Ernest J. Mrozek                               Financial Officer)


         Signature                                 Title                                       Date
         ---------                                 -----                                       ----


/s/ PAUL W. BEREZNY, JR.                           Director                                    March 15, 1996
------------------------
    Paul W. Berezny, Jr.



/s/ HENRY O. BOSWELL                               Director                                    March 15, 1996
--------------------
    Henry O. Boswell



/s/ BRIAN GRIFFITHS                                Director                                    March 15, 1996
-------------------
    Brian Griffiths


/s/ SIDNEY E. HARRIS                               Director                                    March 15, 1996
--------------------
    Sidney E. Harris



/s/ HERBERT P. HESS                                Director                                    March 15, 1996
-------------------
    Herbert P. Hess



/s/ MICHELE M. HUNT                                Director                                    March 15, 1996
-------------------
    Michele M. Hunt



/s/ GUNTHER H. KNOEDLER                            Director                                    March 15, 1996
-----------------------
    Gunther H. Knoedler



/s/ JAMES D. McLENNAN                              Director                                    March 15, 1996
---------------------
    James D. McLennan



/s/ VINCENT C. NELSON                              Director                                    March 15, 1996
---------------------
    Vincent C. Nelson



/s/ KAY A. ORR                                     Director                                    March 15, 1996
--------------
    Kay A. Orr


         Signature                                 Title                                       Date
         ---------                                 -----                                       ----


/s/ DALLEN W. PETERSON                             Director                                    March 15, 1996
----------------------
    Dallen W. Peterson



/s/ PHILIP B. ROONEY                               Director                                    March 15, 1996
--------------------
    Philip B. Rooney



/s/ BURTON E. SORENSEN                             Director                                    March 15, 1996
----------------------
    Burton E. Sorensen



/s/ DAVID K. WESSNER                               Director                                    March 15, 1996
--------------------
    David K. Wessner

                                                            EXHIBITS INDEX


Exhibit No.               Description of Exhibit
-----------               ----------------------

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

  2.2                     Contribution Agreement dated December 31, 1995, among
                          ServiceMaster Limited Partnership, ServiceMaster Consumer
                          Services Limited Partnership, WMI Urban Services, Inc., and WMX
                          Technologies, Inc., is incorporated by reference to Exhibit 1 to the Current Report on Form 8-K as filed by ServiceMaster Limited
                          Partnership on January 15, 1996 (the "January 15, 1996 8-K").

  2.3                     Option Agreement dated December 31, 1995 between ServiceMaster
                          Limited Partnership, ServiceMaster Incorporated of Delaware, and
                          WMI Urban Services, Inc. is incorporated by reference to Exhibit
                          2 to the January 15, 1996 8-K.

  2.4                     Relationship Agreement dated December 31, 1995 between
                          ServiceMaster Limited Partnership, ServiceMaster Incorporated of
                          Delaware, WMX Technologies, Inc. and WMI Urban Services, Inc. is
                          incorporated by reference to Exhibit 3 to the January 15, 1996
                          8-K.

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


Exhibit No.               Description of Exhibit
-----------               ----------------------

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


Exhibit No.               Description of Exhibit
-----------               ----------------------

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

  10.18                   Form of Directors Deferred Fees Agreement (ServiceMaster Shares
                          Alternative) is incorporated by reference to Exhibit 10.19 of the 1990 10-K.

  10.19                   Form of ServiceMaster Deferred Fees Plan Trust is incorporated by reference to Exhibit 10.20 of the 1990 10-K.

  10.20                   ServiceMaster 10-Plus  Plan as amended September 3, 1991 is incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 10-
                          K").

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


Exhibit No.               Description of Exhibit
-----------               ----------------------

  10.23                   Form of Option Agreement for the ServiceMaster 1994 Non-Employee
                          Director Share Option Plan is incorporated by reference to
                          Exhibit 4.3 to the Directors Share Plan Registration Statement.

  11                      Exhibit regarding detail of income per share computation for each of the three years ended December 31, 1995, 1994 and 1993.

  13                      The ServiceMaster Annual Report to Shareholders for the year ended December 31, 1995 (the "1995 Annual Report").  The parts of the 1995 Annual Report which are expressly incorporated into this report by reference shall be deemed filed with this report.
                          All other parts of the 1995 Annual Report are furnished for the information of the Commission and are not filed with this
                          report.

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


Exhibit No.               Description of Exhibit
-----------               ----------------------

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

      A diagram captioned "Structure of ServiceMaster" is set forth on page 10. This diagram shows the principal holding and operating units within the ServiceMaster enterprise. The Registrant is shown at the top of the diagram and The ServiceMaster Company appears directly below the Registrant. The four principal segments of ServiceMaster are set forth below. The principal operating units within each segment are then depicted. Reference is made to the "Notes to Organizational Structure Chart" on page 13 for a further explanation of the diagram.

      A Performance Graph is set forth on page 33 which consists of a line graph which compares the yearly percentage change in ServiceMaster's cumulative total shareholder return on its limited partner shares (computed in accordance with the Item 302(d) of Reg. S-K) with the cumulative return on the stocks of the companies within the S&P 500 Index and with the Dow Jones Consumer Services Index over the five year period from January 1, 1991 to December 31, 1995. The chart shows that ServiceMaster outperformed both indices in 1991, 1992, 1993, 1994 and 1995 by wide margins over the last four years.

                                                               EXHIBIT A


Material incorporated in this Form 10-K by reference to the ServiceMaster Annual Report to Shareholders for 1995.

Selected Financial Data

         [Attached]


Management's Discussion and Analysis of Financial Condition and Results of Operation

         [Attached]


Financial Statements and Supplemental Data

         [Attached]


Market For Registrant's Partnership Shares and Related Security Holder Matters

         [Attached]