Form 10-Q
period 1996-03-31
SERVICEMASTER LTD PARTNERSHIP
filed 1996-05-14
CIK 806027

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          ___x___	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
	       	         THE SECURITIES EXCHANGE ACT OF 1934

               			For the quarterly period ended  March 31, 1996

          _______	TRANSITION REPORT PURSUANT TO SECTION 13 OR
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _______.


Indicate the number of shares outstanding of each of the issuer's classes of shares: 141,791,403 shares on May 10, 1996 (this figure reflects the three-for-two share split declared May 3, 1996 and payable to shareholders of record as of June 10, 1996).


This document consists of 12 pages, including the cover page.

                       	TABLE OF CONTENTS

                                                     			Page
                                                     			 No.
                                                        ----

SERVICEMASTER LIMITED PARTNERSHIP (Registrant) -

Part I.  Financial Information
- -------  ---------------------

Consolidated Statements of Income for the
	three months ended March 31, 1996 and March 31, 1995     	2

Consolidated Statements of Financial Position
	as of March 31, 1996 and December 31, 1995               	3

Consolidated Statements of Cash Flows for the three months
	ended March 31, 1996 and March 31, 1995                  	4

Notes to Consolidated Financial Statements                	5

Management Discussion and Analysis of Financial
	Position and Results of Operations                       	6


Part II.  Other Information
- --------  -----------------

Exhibit 11 - Exhibit Regarding Detail of Income
	Per Share Computation                                   	10

Signature                                                	11


                  	PART I. FINANCIAL INFORMATION

                	SERVICEMASTER LIMITED PARTNERSHIP
                	Consolidated Statements of Income
              	(In thousands, except per share data)

                                                   							Three Months Ended
			         			     	                                         March 31,
                                                   								1996	  					1995
                                                       ----------   ----------
Operating Revenue...............................    		$  	740,299		$  	707,764

Operating Costs and Expenses:
Cost of services rendered
  and products sold.............................     					598,183	  			574,306
Selling and administrative expenses.............      					91,779			    89,038
                                                       ----------   ----------

Total operating costs and expenses..............     					689,962	  			663,344
                                                       ----------   ----------

Operating Income................................      					50,337		   		44,420

Non-operating Expense (Income):
Interest expense................................       					8,918	    			8,902
Interest income.................................      					(2,679)	  			(1,359)
Minority interest*..............................       					1,837	    			7,525
                                                       ----------   ----------

Income before Income Taxes......................      					42,261	   			29,352

Provision for income taxes......................       					1,748	      			472
                                                       ----------   ----------

Net Income......................................   			$   	40,513		$   	28,880
                                                       ==========   ==========

Net Income Per Share............................       					$ .28		    		$ .24
                                                             ====         ====


Cash Distributions Per Share....................       					$ .16				$ .15 1/3
                                                             ====     ========


Net income per share is based on 145,495 shares and 118,476 shares for the three months ended
March 31, 1996 and 1995, respectively.  All share and per share data have been restated to reflect the three-for-two share split declared May 3, 1996 and payable to shareholders of record as of June 10, 1996.

* Includes General Partners' interest of $818 and $587 for the three months ended March 31, 1996 and
1995, respectively.

              	See Notes to Consolidated Financial Statements

                                 2

                     	SERVICEMASTER LIMITED PARTNERSHIP
                	Consolidated Statements of Financial Position
                             	(In thousands)
                                                                   					As of
                                                            					March 31,			December 31,
Assets                                                          			1996	      		1995
                                                               -----------   -----------
Current Assets:
Cash and marketable securities, including cash and
   cash equivalents of $22,252 and $23,113, respectively.... 	$    	49,581 	$    	49,429
Accounts and notes receivable, less allowances of $20,124
   and $20,468, respectively................................	    		242,594	     	243,649
Inventories.................................................     			47,268		      40,583
Prepaid expenses and other assets...........................    			125,970    		  59,578
                                                               -----------   -----------
		Total current assets......................................    			465,413		     393,239
                                                               -----------   -----------

Property and Equipment:
   At cost..................................................    			304,004     		292,283
   Less: accumulated depreciation...........................    			156,715		     146,431
                                                               -----------   -----------
		Net property and equipment................................    			147,289		     145,852
                                                               -----------   -----------

Intangible assets, primarily trade names and goodwill,
   net of accumulated amortization of $138,942
   and $133,275, respectively...............................  			1,046,619		   1,021,050
Notes receivable, long-term securities, and other assets....     			94,013		      89,749
                                                               -----------   -----------

		Total assets..............................................		$ 	1,753,334 	$	 1,649,890
                                                               ===========   ===========

Liabilities And Shareholders' Equity

Current Liabilities:
Accounts payable............................................		$   	54,906  	$	    50,456
Accrued liabilities.........................................	   		193,474	      	193,799
Deferred revenues...........................................   			143,584	     	 115,244
Current portion of long-term obligations....................    			11,963		       13,431
                                                               ----------    -----------
		Total current liabilities.................................   			403,927	    	  372,930
                                                               ----------    -----------

Long-Term Debt..............................................	   		472,644		      411,903
Other Long-Term Obligations.................................   			121,454	      	105,700
Commitments and Contingencies...............................

Minority and General Partners' Interest
   includes General Partners' interest of
   $1,295 in 1996 and $1,392 in 1995........................    			12,513		       12,697

Shareholders' Equity........................................   			742,796		      746,660
                                                               ----------    -----------

		Total liabilities and shareholders' equity................		$	1,753,334	  $ 	1,649,890
                                                               ==========    ===========

                 	See Notes to Consolidated Financial Statements


                      	SERVICEMASTER LIMITED PARTNERSHIP
                    	Consolidated Statements of Cash Flows
                              	 (In thousands)
                                                     							Three Months Ended
                                                          							March 31,
                                                     					 		1996	     		1995
                                                         ----------   ----------
Cash and Cash Equivalents at January 1................		$   	23,113 	$   	14,333

Cash Flows from Operations:

Net Income............................................    			40,513     		28,880
		Adjustments to reconcile net income
		to net cash flows from operations:
			Depreciation.......................................     			9,552	      	8,991
			Amortization.......................................     			5,667	      	4,145
			Change in working capital, net of acquisitions:
			  Receivables......................................    			(4,697)	   	(15,999)
			  Inventories and other current assets.............   			(71,216)   		(53,130)
		  	Accounts payable.................................      		2,847      		2,197
			  Deferred revenues................................    			27,426     		27,160
  	  Accrued liabilities..............................     			5,841      		7,531
			Minority interest and other, net...................     			4,958	      	6,138
                                                          ---------   ----------
Net Cash Provided from Operations.....................    			20,891     		15,913
                                                          ---------   ----------

Cash Flows from Investing Activities:
		Business acquisitions, net of cash acquired.........   			(21,390)	   	(13,980)
		Property additions..................................    			(9,859)	   	(15,148)
		Notes receivable and financial investments..........     			5,848	    	(16,507)
		Net purchases of securities.........................    			(1,852)	      	(920)
		Payments to sellers of acquired businesses..........      			(787)	      	(643)
		Sale of equipment and other assets..................      	 		389        		540
		Proceeds from sale of businesses....................       			---      		9,938
                                                          ---------   ----------
Net Cash Used for Investing Activities................   			(27,651)   		(36,720)
                                                          ---------   ----------

Cash Flows from Financing Activities:
		Short-term borrowings, net..........................    			63,892     		64,211
		Purchase of treasury shares.........................   			(26,519)	   	(14,244)
		Distributions to shareholders and shareholders' trust		  	(23,265)   		(26,924)
		Distributions to holders of minority interests......    			(2,178)    		(3,147)
		Payments of borrowings and other obligations........    			(7,851)	    	(3,142)
		Proceeds from employee share option plans...........     			1,820	      	2,223
		Other...............................................       			---        		145
                                                         ----------   ----------
Net Cash Provided from Financing Activities...........     			5,899	     	19,122
                                                         ----------   ----------

Cash Decrease during the Period.......................     		 	(861)	    	(1,685)
                                                         ----------   ----------

Cash and Cash Equivalents at March 31................. 	$   	22,252 	$	   12,648
                                                         ==========   ==========


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

Note 2: The consolidated financial statements included herein have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest Annual Report to shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1995. In the opinion of the Partnership, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position of ServiceMaster Limited Partnership as of March 31, 1996 and December 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995, have been included. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

Note 3: For interim accounting purposes, certain costs directly associated with the generation of lawn care revenues are initially deferred and recognized as expense as the related revenues are recognized. All such costs are fully recognized within the fiscal year in which they are incurred.

Note 4: On May 3, 1996, the Partnership's Board of Directors declared a three-for-two share split effective June 24, 1996, for shareholders of record on June 10, 1996. All share and per share data have been restated for all periods presented to reflect this three-for-two split.

Note 5: In the Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the three months ended
March 31, 1996 and 1995 is presented in the following table. The increase in interest paid in 1996 from 1995 is primarily due to higher revolving credit balances in the first quarter of 1996, reflecting increased borrowings.

                                      		               (In thousands)
	                                                     		1996		 	1995
Cash paid or received for:                             ------   ------
- --------------------------
Interest expense, net of amounts capitalized......   	$	6,657	 $	6,058
Interest and dividend income......................  		$	1,815 	$	1,539

                 	SERVICEMASTER LIMITED PARTNERSHIP
                 	MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1995
- -------------------------------------------------

Revenues increased 5% over the first quarter of 1995 to $740.3 million. Net income was $40.5 million, reflecting a 40.3% increase over one year ago while net income per share was $.28, representing an increase of 16.7%. Revenue growth was adversely impacted by the sale of the Education food service business last year and the effects of prolonged winter weather in 1996. This compared unfavorably to the mild conditions in March of last year and resulted in production delays in the seasonal lawn care and termite control operations. The variations in net income and earnings per share both include the effects of the December acquisition of WMX Technologies, Inc.'s minority ownership interest in Consumer Services, which increased the number of shares outstanding by 27 million (on a post split basis) and eliminated the 28% minority interest expense in Consumer Services' earnings. This transaction had a modest adverse effect on first quarter earnings per share due to the seasonality of the Consumer Services operations, but is expected to be non-dilutive for the year as a whole. Operating income increased 13.3%, to $50.3 million while margins increased to 6.8% of revenue (from 6.3% of revenue in 1995), reflecting growth in higher margin business units, favorable effects of leveraging throughout the enterprise and improved efficiencies in the Management Services business unit.

The Consumer Services business unit achieved an 8 percent increase in revenues, despite adverse weather conditions. This growth, combined with good cost controls and improved productivity, led to a strong increase in net income. Each of the five companies within Consumer Services achieved increased profits. The TruGreen/ChemLawn operations experienced encouraging response to their pre-season marketing programs, which will primarily benefit revenues and profits in subsequent quarters when the services are actually rendered. Their first quarter results reflected late winter weather throughout many parts of the country, which contrasted to very mild conditions in March of last year, and resulted in postponement of initial service applications. Terminix achieved solid increases in revenues and profits as a result of increases in pest control revenues, sharp improvements in termite contract renewals and improved efficiencies. American Home
Shield achieved very strong growth in both revenues and profits, with sharp increases in gross contracts written in California and other major home resale markets, as well as continued improvements in the rate and magnitude of contract renewals. The Merry Maids business also achieved double-digit increases in revenues and profits as a result of growth in royalty fees from existing franchisees and encouraging results from company-owned branches. ServiceMaster Residential and Commercial achieved higher revenues and profits, as increased franchise fees and company-owned distributorships offset a decline in large disaster recovery projects.

The Management Services business unit achieved a solid overall increase in profits, reflecting the elimination of losses incurred in 1995 prior to the sale of the education food service business, as well as the ongoing benefits of strong cost controls and improved customer retention. Revenues and profits from continuing service lines increased modestly. The health care market achieved modest increases in profits, despite difficult industry conditions, with improvements in customer retention. Profits in the education market declined slightly, but the survey log of potential new business remains at high levels. The business and industry group achieved excellent growth in revenues and profits, particularly in the aviation and food processing markets.

Diversified Health Services continued to experience strong growth in revenues and profits, with sharp improvements in facilities managed, and consulting and rehabilitation services.

The International operations also achieved excellent results, with solid growth in revenues and profits from direct pest control operations in Europe, as well as continued growth in royalty fees from existing licensees.

Cost of services rendered and products sold increased 4.2% due to general business growth, but decreased as a percentage of revenue from 81.1% in 1995 to 80.8% in 1996. This decrease primarily reflects the changing mix of the business as Consumer Services increases in size in relationship to the overall business of the Partnership. The Consumer Services business units generally operate at higher gross profit levels than the other major business units but also incur somewhat higher selling and administrative expenses.

Selling and administrative expenses increased 3.1% due to general business growth, but decreased to 12.4% of revenue in 1996 from 12.6% in 1995.
This decrease as a percentage of revenue reflects improved efficiencies in the Management Services business unit and the effects of cost controls and the leveraging of fixed costs throughout the enterprise.

Interest income increased over the prior year primarily due to realized gains on the sale of marketable securities at American Home Shield in 1996, whereas slight realized losses were incurred in 1995. The decrease in minority interest expense primarily reflects the purchase of the Consumer Services minority interest from WMX Technologies, Inc., in December of 1995.

The increase in the provision for income taxes is primarily attributable to strong growth at American Home Shield (which is organized in corporate form and subject to taxes) and increases in certain state taxes.

FINANCIAL  POSITION
- -------------------

Net cash provided from operations of $20.9 million was 31% above first quarter 1995. Due to the seasonality of the lawncare and pest control operating cycles, the Partnership's working capital needs are the highest during the first quarter. The current ratio improved to 1.2 from 1.1 at year end. Management believes that funds generated from operations and other existing resources will continue to be adequate to satisfy the ongoing working capital needs of the Partnership.

The decrease in accounts and notes receivable reflects the first quarter collection of short term notes receivable from specific financing projects, partially offset by general business growth and increased seasonal activity in the Consumer Services segment.

The increase in inventories is a result of normal seasonal build-ups in the pest control and lawncare businesses. Prepaids and other assets have increased from year end as the lawncare operation defers certain marketing costs that are incurred during the first quarter but are directly associated with revenues that are realized in subsequent quarters of the current year. These costs are then amortized over the balance of the current lawncare production season, as the related revenues are recognized. Deferred revenues also increased significantly, reflecting strong growth at American Home Shield and increases in customer prepayments for lawncare services.

Property and equipment increased slightly due to general business growth in the Consumer and Management Services business units and relatively small acquisitions made in the first quarter of 1996. The Partnership has no material capital commitments at this time.

Intangible assets increased from year end, reflecting the effects of acquisitions.

Accounts payable increased from year end reflecting seasonal activity in the Consumer Services business. Debt levels increased due to the seasonal nature of the Partnership's operating cash flows, combined with the effects of acquisitions and share repurchases.

At the end of April, the Partnership received commitments for a $125 million private placement of debt at an overall effective interest rate of 7.4%, with the proceeds to be used to repay floating rate bank debt and for general Partnership purposes.

The Partnership is a party to a number of long-term debt agreements which require it to maintain compliance with certain financial covenants, including limitations on indebtedness, restricted payments, fixed charge coverage ratios and net worth. The Partnership is in compliance with the covenants related to these debt agreements.

Total shareholders' equity decreased slightly to $743 million as distributions and treasury share repurchases more than offset the positive effects of seasonal first quarter earnings. In December, 1995, the Board of Directors of the Partnership authorized the repurchase of up to $150 million of outstanding Partnership shares in the open market or in privately-negotiated transactions. As of March 31, 1996, approximately $123 million of the total amount authorized had not yet been expended.

Cash distributions paid directly to shareholders totalled $23 million or $.16 per share. Distributions to the shareholders' trust decreased from first quarter 1995 levels, reflecting differences in the timing of payments.

Property additions declined from prior year levels due to timing differences and non-recurring expenditures in 1995 that were associated with moving into an expanded segment headquarters facility in Memphis.


                       	Part II.  OTHER INFORMATION

                    	SERVICEMASTER LIMITED PARTNERSHIP
                               	Exhibit 11
           	EXHIBIT REGARDING DETAIL OF INCOME PER SHARE COMPUTATION
                  	(In thousands, except per share data)

                                                											Three Months Ended
                                                    												March 31,
						                                                  	 		1996		 		 		1995
                                                         ---------   ---------
Shares used for computing
	 Primary Earnings per share--

Shares outstanding on weighted
  average basis....................................	     		141,414	 			115,993

Equivalent shares--
	 Options and subscriptions outstanding............        		4,081	   			2,483
                                                         ---------   ---------

Weighted average and
  equivalent shares for primary calculation........     			145,495	 			118,476
                                                         =========   =========

Primary earnings per share.........................      			$  .28		  		$  .24
                                                             =====       =====


Net income.........................................   		$  	40,513		$  	28,880

Interest on convertible debentures.................         			472	     			475
                                                         ---------   ---------

Net income for fully diluted calculation...........   		$  	40,985		$  	29,355
                                                         =========   =========


Shares used for computing fully
	diluted earnings per share--

Shares outstanding.................................     			145,669	 			118,476

Equivalent shares--
Shares issuable upon conversion of
	 convertible debentures...........................       			2,418	   			2,467
                                                         ---------   ---------

Weighted average and equivalent shares
	 for fully diluted calculation....................     			148,087	 			120,943
                                                         =========   =========

Fully diluted earnings per share...................       			$ .28	  		 	$ .24
                                                              ====        ====


All share and per share data have been restated to reflect the three-for-two share split declared May 3, 1996 and payable to shareholders of record as of June 10, 1996.


                               	SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 1996


                        	SERVICEMASTER LIMITED PARTNERSHIP
                        	(Registrant)

                        	By:	/s/Ernest J. Mrozek
                            ------------------------------

                             			Ernest J. Mrozek
                        	Senior Vice President and Chief Financial Officer