Form 10-Q
period 1996-06-30
SERVICEMASTER LTD PARTNERSHIP
filed 1996-08-14
CIK 806027

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                   FORM 10-Q


          ___x___QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  June 30, 1996
                                                 -------------

          _______TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________to_________

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

                                      630-271-1300
                  (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _______.


Indicate the number of shares outstanding of each of the issuer's classes of shares: 141,704,408 shares on August 9, 1996 (this figure reflects the three-for-two share split declared May 3, 1996 and paid to shareholders of record as of June 10, 1996).


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

Part I.  Financial Information
- ------------------------------

Consolidated Statements of Income for the
   three months and the six months ended
June 30, 1996 and June 30, 1995                                                2

Consolidated Statements of Financial Position
   as of June 30, 1996 and December 31, 1995                                   3

Consolidated Statements of Cash Flows for the six
 months ended June 30, 1996 and June 30, 1995                                  4

Notes to Consolidated Financial Statements                                     5

Management Discussion and Analysis of Financial
   Position and Results of Operations                                          6


Part II.  Other Information
- ---------------------------

Exhibit 11 - Exhibit Regarding Detail of Income
   Per Share Computation                                                      10

Signature                                                                     11


                                      PART I. FINANCIAL INFORMATION

                                    SERVICEMASTER LIMITED PARTNERSHIP
                                    Consolidated Statements of Income
                                  (In thousands, except per share data)

                                                   Three Months Ended                Six Months Ended
                                                        June 30,                         June 30,
                                                    1996          1995             1996            1995
                                                  ---------     ---------     -----------      ----------

Operating Revenue................................$  916,931    $  852,791    $  1,657,230     $ 1,560,555

Operating Costs and Expenses:
Cost of services rendered
  and products sold..............................   695,426       652,063       1,293,609       1,226,369
Selling and administrative expenses..............   138,597       127,358         230,376         216,396
                                                  ---------     ---------     -----------      ----------

Total operating costs and expenses...............   834,023       779,421       1,523,985       1,442,765
                                                  ---------     ---------     -----------      ----------

Operating Income.................................    82,908        73,370         133,245         117,790

Non-operating Expense (Income):
Interest expense.................................     9,904         9,492          18,822          18,394
Interest income..................................    (2,451)       (2,143)         (5,130)         (3,502)
Minority interest*...............................     2,761        14,585           4,598          22,110
                                                  ---------     ---------     -----------      ----------

Income before Income Taxes.......................    72,694        51,436         114,955          80,788
Provision for income taxes.......................     1,430         1,276           3,178           1,748
                                                  ---------     ---------     -----------      ----------

Net Income.......................................$   71,264    $   50,160    $    111,777     $    79,040
                                                  =========     =========     ===========      ==========

Net Income Per Share.............................$      .49    $      .42    $        .77     $       .67
                                                  =========     =========     ===========      ==========

Cash Distributions Per Share.....................$      .16    $      .16    $        .32     $   .31 1/3
                                                  =========     =========     ===========      ==========


Net income per share is based on 144,836 shares and 119,054 shares for the three months ended June 30, 1996 and 1995, respectively, and 145,165 share and 118,766 shares for the six months ended June 30, 1996 and 1995 respectively. All share and per share data have been restated to reflect the three-for-two share split declared May 3, 1996 and paid to shareholders of record as of June 10, 1996.

* Includes General Partners' interest of $1,453 and $1,016 for the three months ended June 30, 1996 and 1995, respectively, and $2,271 and $1,603 for the six months ended June 30, 1996 and 1995, respectively.

                            See Notes to Consolidated Financial Statements





                                   SERVICEMASTER LIMITED PARTNERSHIP
                             Consolidated Statements of Financial Position
                                            (In thousands)                         As of
                                                                         June 30,       December 31,
Assets                                                                     1996             1995
                                                                       ------------    ---------
Current Assets:
Cash and marketable securities, including cash and
   cash equivalents of $20,454 and $23,113, respectively............. $      56,310   $       49,429
Accounts and notes receivable, less allowances of $23,397
   and $20,468, respectively.........................................       282,131          243,649
Inventories..........................................................        46,761           40,583
Prepaid expenses and other assets....................................       108,503           59,578
                                                                       ------------    -------------
    Total current assets.............................................       493,705          393,239
                                                                       ------------    -------------

Property and Equipment:
   At cost...........................................................       314,420          292,283
   Less: accumulated depreciation....................................       162,544          146,431
                                                                       ------------    -------------
    Net property and equipment.......................................       151,876          145,852
                                                                       ------------    -------------

Intangible assets, primarily trade names and goodwill,
   net of accumulated amortization of $148,917
   and $133,275, respectively........................................     1,062,620        1,021,050
Notes receivable, long-term securities, and other assets.............       100,983           89,749
                                                                       ------------    -------------

    Total assets..................................................... $   1,809,184   $    1,649,890
                                                                       ============    =============

Liabilities And Shareholders' Equity

Current Liabilities:
Accounts payable..................................................... $      63,823   $       50,456
Accrued liabilities..................................................       186,757          193,799
Deferred revenues....................................................       139,906          115,244
Current portion of long-term obligations.............................        12,499           13,431
                                                                       ------------    -------------
    Total current liabilities........................................       402,985          372,930
                                                                       ------------    -------------

Long-Term Debt.......................................................       482,250          411,903
Other Long-Term Obligations..........................................       123,278          105,700
Commitments and Contingencies .......................................

Minority and General Partners' Interest
   includes General Partners' interest of
   $1,880 in 1996 and $1,392 in 1995.................................        13,842           12,697

Shareholders' Equity.................................................       786,829          746,660
                                                                       ------------    -------------

    Total liabilities and shareholders' equity....................... $   1,809,184   $    1,649,890
                                                                       ============    =============

                            See Notes to Consolidated Financial Statements

                                       3



                                   SERVICEMASTER LIMITED PARTNERSHIP

                                 Consolidated Statements of Cash Flows
                                             (In thousands)
                                                                               Six Months Ended
                                                                                   June 30,
                                                                             1996             1995
                                                                         ------------   ----------


Cash and Cash Equivalents at January 1................................  $      23,113  $       14,333

Cash Flows from Operations:

Net Income............................................................        111,777          79,040
    Adjustments to reconcile net income
    to net cash flows from operations:
       Depreciation...................................................         19,901          18,268
       Amortization...................................................         15,642          11,401
       Change in working capital, net of acquisitions:
         Receivables..................................................        (40,348)        (39,931)
         Inventories and other current assets.........................        (54,213)        (42,163)
         Accounts payable.............................................         11,044           7,447
         Deferred revenues............................................         19,905          21,149
         Accrued liabilities..........................................            181           1,013
       Minority interest and other, net...............................          4,268          21,746
                                                                         ------------   -------------
Net Cash Provided from Operations.....................................         88,157          77,970
                                                                         ------------   -------------

Cash Flows from Investing Activities:
    Business acquisitions, net of cash acquired.......................        (30,718)        (19,041)
    Property additions................................................        (23,470)        (24,023)
    Net purchases of long-term marketable securities..................        (10,463)         (1,952)
    Proceeds from sale of businesses..................................          4,526          20,057
    Payments to sellers of acquired businesses........................         (1,685)         (1,317)
    Sale of equipment and other assets ..............................             863           1,102
    Notes receivable and financial investments........................             13         (15,613)
                                                                         ------------   -------------
Net Cash Used for Investing Activities................................        (60,934)        (40,787)
                                                                         ------------   -------------

Cash Flows from Financing Activities:
    Short-term borrowings, net........................................        103,959          98,300
    Distributions to shareholders and shareholders' trust.............        (45,027)        (56,117)
    Payments of borrowings and other obligations......................        (44,743)        (36,766)
    Purchase of treasury shares.......................................        (44,219)        (21,567)
    Distributions to holders of minority interests....................         (2,769)         (8,827)
    Proceeds from employee share option plans.........................          2,917           2,761
    Other.............................................................            ---             201
                                                                         ------------   -------------
Net Cash Used for Financing Activities................................        (29,882)        (22,015)
                                                                         ------------   -------------

Cash Increase (Decrease) during the Period............................         (2,659)         15,168
                                                                         ------------   -------------

Cash and Cash Equivalents at June 30..................................  $      20,454  $       29,501
                                                                         ============   =============


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

Note 2: The consolidated financial statements included herein have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest Annual Report to shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1995. In the opinion of the Partnership, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position of ServiceMaster Limited Partnership as of June 30, 1996 and December 31, 1995, and the results of operations for the three month and six month periods ended June 30, 1996 and 1995, and the cash flows for the six months ended June 30, 1996 and 1995, have been included. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

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

Note 5: In the Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995 is presented in the following table. The increase in interest paid in 1996 from 1995 is primarily due to timing of interest and fees paid on revolving debt and higher revolving credit balances in the first half of 1996.


                                                                (In thousands)
                                                                 1996     1995
                                                              -------   -------
Cash paid or received for:
- --------------------------
Interest expense, net of amounts capitalized.................$ 17,890  $ 16,773
Interest and dividend income.................................$  3,668  $  3,326

                           SERVICEMASTER LIMITED PARTNERSHIP
                           MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995
- ---------------------------------------------------

Revenues increased to $917 million in the second quarter of 1995, an 8% overall increase, but with more rapid growth in higher margin service lines. Net income was $71.3 million, reflecting a 42% increase over one year ago while net income per share grew 17% to $.49. Net income and earnings per share both include the effects of the December 1995 acquisition of WMX Technologies, Inc.'s minority ownership interest in Consumer Services, which eliminated the 28% minority interest expense in Consumer Services' earnings and increased the number of shares outstanding by approximately 27 million (on a post split basis). Operating income increased 13%, to $82.9 million, while operating margins increased from 8.6% to 9.0% of revenue, reflecting the continued rapid growth of higher margin business units and the favorable effects of overhead leveraging throughout the enterprise.

The Consumer Services business unit achieved a 15% increase in revenues and stronger growth in net income, despite adverse weather conditions.
TruGreen-ChemLawn achieved strong double-digit gains in both revenues and profits despite an unusually long winter and a cool, wet spring in many parts of the country. Continued growth in the residential customer base and strong commercial sales, combined with the favorable effects of new service initiatives such as interior plantscaping and home fertilizer delivery, helped offset the weather related adversities. Terminix achieved strong growth in revenues and profits with both termite completions and pest control revenues increasing at double-digit rates, reflecting favorable marketing results as well as management's continued focus on customer satisfaction and retention. American Home Shield continued to achieve excellent overall growth in both revenues and profits, resulting from very strong new contract sales and continuing improvement in renewal rates. Merry Maids achieved double-digit revenue growth with increased fees from existing customers and encouraging results from company-owned branches. ServiceMaster Residential and Commercial achieved good growth in revenues and profits, reflecting an increase in company-owned distributors, which offset a decline in large disaster recovery projects.

The Management Services business unit recorded a solid overall increase in profits, reflecting wind down costs incurred in 1995 relating to the sale of the education food service business that were nonrecurring, as well as the ongoing benefits of cost controls and improved customer retention in all three markets. Revenues were consistent with prior year levels, as reductions in Healthcare were offset by improvements in Education and Business & Industry. The Healthcare market recorded reduced revenues and profits, reflecting difficult industry conditions in the acute care sector of the market. The Education market had a modest reduction in profits. However, new starts and customer retention both improved over prior year levels. The Business & Industry market reported strong increases in both revenues and profits, reflecting encouraging results in the aviation and food processing sectors.

Diversified Health Services continued to realize significant growth, with strong revenue increases in the major service lines and improvements in rehabilitation services which were started in 1995. The results also reflect the successful integration of DTEC, a pharmacy management company, which was acquired early in 1996. The International operations also achieved double-digit increases in revenues and profits.

On a consolidated basis, cost of services rendered and products sold increased 7% due to general business growth, but decreased as a percentage of revenue from 76.5% in 1995 to 75.8% in 1996. This decrease primarily reflects the changing mix of the business as Consumer Services increases in size in relationship to the overall business of the Partnership. The Consumer Services business units generally operate at higher gross profit levels than the other major business units but also incur somewhat higher selling and administrative expenses.

Consolidated selling and administrative expenses increased 9% due to general business growth and increased to 15.1% of revenue in 1996 from 14.9% in 1995. As described above, this increase as a percentage of revenue is primarily attributable to the changing business mix of the Partnership.

Interest expense increased over the prior year reflecting increased borrowings relating to acquisitions and treasury share repurchases made in 1996. The decrease in minority interest expense primarily reflects the purchase of the Consumer Services minority interest from WMX Technologies, Inc., in December of 1995.

The increase in the provision for income taxes is primarily attributable to strong growth at American Home Shield (which is organized in corporate form and subject to taxes) and increases in certain state taxes.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995
- -------------------------------------------------------------------------

Revenues for the six months were $1.7 billion, a 6% increase over 1995. Operating income increased 13%, to $133 million, while margins increased to 8.0% of revenue from 7.5% in 1995, reflecting the combined effects of the continued rapid growth of higher margin business units and the favorable effects of overhead leveraging throughout the enterprise. Net income was $111.8 million, a 41% increase, while earnings per share totalled $.77, an increase of 15%. Results for the six months include the effects of the December, 1995 transaction with WMX Technologies, Inc., which increased the number of shares outstanding by approximately 27 million (on a post split basis) and eliminated the 28% minority interest expense in Consumer Services' earnings.

The Consumer Services business segment continued to achieve strong, double-digit growth in revenues and profits. The TruGreen-Chemlawn operations had solid growth in revenues and profits despite late winter and wet spring weather throughout many parts of the country, which contrasted to generally mild conditions in the previous year. Terminix achieved solid increases in revenues and profits as a result of increases in pest control revenues and termite completions, sharp improvements in termite contract renewals and improved efficiencies. American Home Shield had excellent growth in revenues and profits, with increased sales in all major geographic markets and continuing improvements in contract renewals. The Merry Maids and Residential and Commercial operations both had increased revenues and profits and continued their expansion of direct operations.

The Management Services business segment recorded solid growth in profits for the first six months, reflecting the elimination of losses incurred in 1995 prior to the sale of the education food service business, as well as the ongoing benefit of strong cost controls and improved customer retention. Revenues were consistent with prior year levels, as reductions in Healthcare were offset by improvements in Education and Business & Industry. The Healthcare market was slightly below last year in revenues and profits, reflecting difficult conditions in the acute care sector of the industry, but customer retention has shown good improvement. Profits in the Education business declined slightly, but new starts and customer retention have improved significantly over prior year levels. The Business & Industry group achieved double-digit growth in revenues and profits, reflecting strong growth in the aviation market.

ServiceMaster Diversified Health Services continued to achieve excellent growth in revenues and profits reflecting solid increases in management services from the DTEC acquisition and rehabilitation services. International operations achieved solid growth in the European pest control operations and growth in royalty fees from existing licensees.

On a consolidated basis, cost of services rendered and products sold increased 5.5% due to general business growth, but decreased as a percentage of revenue from 78.6% in 1995 to 78.1% in 1996. This decrease primarily reflects the changing mix of the business as Consumer Services increases in size in relationship to the overall business of the Partnership. The Consumer Services business units generally operate at higher gross profit levels than the other major business units but also incur somewhat higher selling and administrative expenses.

Consolidated selling and administrative expenses increased 6.5% over prior year levels. As a percent of revenue, selling and administrative expenses were consistent with 1995 at 13.9%.

Interest income increased over the prior year due to realized gains on the sale of marketable securities at American Home Shield in 1996, whereas slight losses were realized in 1995. Minority interest expense decreased due to the purchase of the Consumer Services minority interest from WMX Technologies, Inc. in December of 1995. Income taxes increased from prior year reflecting strong growth in the American Home Shield and International operations.


FINANCIAL  POSITION
- -------------------

Net cash provided from operations of $88.2 million grew 13% compared to the first six months of 1995. Due to the seasonality of the lawncare and pest control operating cycles, the Partnerships' working capital needs are significantly higher in the first half of the year than in the second half, with a corresponding impact on funds provided from operations. Management believes that funds generated from operations and other existing resources will continue to be adequate to satisfy the ongoing working capital needs of the Partnership.

The increase in accounts and notes receivable over year-end levels reflects traditional seasonal buildups in the Consumer Services business, partially offset by the collection of short term notes receivable from specific financing projects.

The increase in inventories is a result of normal seasonal build-ups in the pest control and lawncare businesses. Prepaid expenses and other assets have increased from year end as the lawncare operation defers certain marketing costs that are incurred during the first six months but are directly associated with revenues that are realized in subsequent quarters of the current year. These costs are then amortized over the balance of the current lawncare production season, as the related revenues are recognized. Deferred revenues also increased significantly, reflecting strong growth at American Home Shield and increases in customer prepayments for lawncare services.

Property and equipment increased slightly due to general business growth. The Partnership has no material capital commitments at this time.

Accounts payable increased from year end reflecting seasonal activity in the Consumer Services business. Debt levels increased due to the seasonal nature of the Partnership's operating cash flows, combined with the effects of acquisitions and share repurchases.

In early July, the Partnership completed a $125 million private placement of debt at an overall effective interest rate of 7.4%, with the proceeds used to repay floating rate bank debt.

The Partnership is a party to a number of long-term debt agreements which require it to maintain compliance with certain financial covenants, including limitations on indebtedness, restricted payments, fixed charge coverage ratios and net worth. The Partnership is in compliance with the covenants related to these debt agreements.

Total shareholders' equity increased to $787 million in 1996 from $747 million at December 31, 1995 reflecting strong earnings offset in part by distributions and treasury share repurchases. In December, 1995, the Board of Directors of the Partnership authorized the repurchase of up to $150 million of outstanding Partnership shares in the open market or in privately-negotiated transactions. As of June 30, 1996, approximately $104 million of the total amount authorized had not yet been expended.

Cash distributions paid directly to shareholders totalled $46 million ($.32 per share) for the six months ended June 30, 1996, in comparison to $37 million ($.31 1/3 per share) in 1995. This reflects the increase in the authorized payments per share announced last December (4% increase for the year as a whole) as well as the higher number of shares outstanding. Distributions to the shareholders' trust decreased from first half 1995 levels, reflecting differences in the timing of payments. For the year as a whole, such distributions are expected to increase over prior year levels.



                                             Part II.  OTHER INFORMATION

                                          SERVICEMASTER LIMITED PARTNERSHIP
                                                     Exhibit 11
                              EXHIBIT REGARDING DETAIL OF INCOME PER SHARE COMPUTATION
                                        (In thousands, except per share data)

                                                         Three Months Ended             Six Months Ended
                                                               June 30,                      June 30,
                                                          1996            1995            1996        1995
                                                       ----------       --------       ---------    -------
Shares used for computing
  Primary Earnings per share--

Shares outstanding on weighted
  average basis......................................     140,935        116,058        141,174     116,027

Equivalent shares--
  Options and subscriptions outstanding..............       3,901          2,996          3,991       2,739
                                                       ----------      ---------      ---------    --------

Weighted average and
  equivalent shares for primary calculation..........     144,836        119,054        145,165     118,766
                                                       ==========      =========      =========    ========

Primary earnings per share...........................      $  .49         $  .42           $.77        $.67
                                                           ======         ======           ====        ====


Net income...........................................  $   71,264      $  50,160      $ 111,777    $ 79,040

Interest on convertible debentures...................         465            475            938         950
                                                       ----------      ---------      ---------    --------

Net income for fully diluted calculation.............  $   71,729      $  50,635      $ 112,715    $ 79,990
                                                       ==========      =========      =========    ========


Shares used for computing fully
 diluted earnings per share--

Shares outstanding...................................     145,137        119,234        145,403      119,201

Equivalent shares--
Shares issuable upon conversion of
  convertible debentures.............................       2,418          2,453          2,418        2,453
                                                       ----------      ---------      ---------    ---------

Weighted average and equivalent shares
  for fully diluted calculation......................     147,555        121,687        147,821      121,654
                                                       ==========      =========       ========    =========

Fully diluted earnings per share.....................       $ .49         $  .42          $ .76        $ .66
                                                            =====         ======          =====        =====


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

Date: August 12, 1996


                          SERVICEMASTER LIMITED PARTNERSHIP
                          (Registrant)

                          By:   /s/Ernest J. Mrozek
                             ---------------------------------
                                   Ernest J. Mrozek
                          Senior Vice President and Chief Financial Officer