Form 10-Q
period 1996-09-30
SERVICEMASTER LTD PARTNERSHIP
filed 1996-11-14
CIK 806027

                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                     FORM 10-Q


           __x__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  September 30, 1996
                                                 ------------------

           _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from  ________ to ________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .


Indicate the number of shares outstanding of each of the issuer's classes of shares: 142,121,103 shares on November 12, 1996 (this figure reflects the three-for-two share split declared May 3, 1996 and paid to shareholders of record as of June 10, 1996).


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

Part I.  Financial Information
------------------------------

Consolidated Statements of Income for the
   three months and the nine months ended
September 30, 1996 and September 30, 1995                                      2

Consolidated Statements of Financial Position
   as of September 30, 1996 and December 31, 1995                              3

Consolidated Statements of Cash Flows for the nine
 months ended September 30, 1996 and September 30, 1995                        4

Notes to Consolidated Financial Statements                                     5

Management Discussion and Analysis of Financial
   Position and Results of Operations                                          6


Part II.  Other Information
--------  -----------------

Exhibit 11 - Exhibit Regarding Detail of Income
   Per Share Computation                                                      10

Signature                                                                     11




                          PART I. FINANCIAL INFORMATION

                        SERVICEMASTER LIMITED PARTNERSHIP
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                    Three Months Ended               Nine Months Ended
                                                       September 30,                   September 30,
                                                    1996          1995             1996            1995
                                                    ----          ----             ----            ----

Operating Revenue................................$ 927,227   $  854,383       $ 2,584,457      $ 2,414,938

Operating Costs and Expenses:
Cost of services rendered
  and products sold..............................  708,100      654,699         2,001,709        1,881,068
Selling and administrative expenses..............  137,094      130,513           367,470          346,909
                                                  --------    ---------        ----------       ----------

Total operating costs and expenses...............  845,194      785,212         2,369,179        2,227,977
                                                  --------    ---------        ----------       ----------

Operating Income.................................   82,033       69,171           215,278          186,961

Non-operating Expense (Income):
Interest expense.................................    9,836        8,788            28,658           27,182
Interest and investment income...................   (2,335)      (2,044)           (7,465)          (5,546)
Minority interest*...............................    3,623       12,785             8,221           34,895
                                                  --------    ---------        ----------       ----------

Income before Income Taxes.......................   70,909       49,642           185,864          130,430
Provision for income taxes.......................    2,109        1,892             5,287            3,640
                                                  --------    ---------        ----------       ----------

Net Income.......................................$  68,800   $   47,750     $     180,577      $   126,790
                                                  ========    =========      ============       ==========

Net Income Per Share.............................$     .48   $      .40     $        1.25      $      1.07
                                                  ========    =========      ============       ==========


Cash Distributions Per Share.....................$     .17   $      .16     $         .49      $   .47 1/3
                                                  ========    =========      ============       ==========


Net income per share is based on 144,492 shares and 119,390 shares outstanding for the three months ended September 30, 1996 and 1995, respectively, and 144,529 shares and 118,973 shares outstanding for the nine months ended
September 30, 1996 and 1995, respectively. All share and per share data have been restated to reflect the three-for-two share split declared May 3, 1996 and paid to shareholders of record as of June 10, 1996.

* Includes General Partners' interest of $1,395 and $971 for the three months ended September 30, 1996 and 1995, respectively, and $3,666 and $2,574 for the nine months ended September 30, 1996 and 1995, respectively.

                            See Notes to Consolidated Financial Statements






                                   SERVICEMASTER LIMITED PARTNERSHIP
                             Consolidated Statements of Financial Position
                                            (In thousands)                         As of
                                                                       September 30,    December 31,
Assets                                                                     1996             1995
                                                                       ------------    -------------

Current Assets:
Cash and marketable securities, including cash and
   cash equivalents of $46,147 and $23,113, respectively............. $      85,980   $       49,429
Accounts and notes receivable, less allowances of $27,158
   and $20,468, respectively.........................................       283,508          243,649
Inventories..........................................................        44,449           40,583
Prepaid expenses and other assets....................................        78,937           59,578
                                                                       ------------    -------------
    Total current assets.............................................       492,874          393,239
                                                                       ------------    -------------

Property and Equipment:
   At cost...........................................................       321,134          292,283
   Less: accumulated depreciation....................................       169,186          146,431
                                                                       ------------    -------------
    Net property and equipment.......................................       151,948          145,852
                                                                       ------------    -------------

Intangible assets, primarily trade names and goodwill,
   net of accumulated amortization of $162,101
   and $133,275, respectively........................................     1,070,839        1,021,050
Notes receivable, long-term securities, and other assets.............       112,775           89,749
                                                                       ------------    -------------

    Total assets.....................................................$    1,828,436   $    1,649,890
                                                                       ============    =============

Liabilities And Shareholders' Equity

Current Liabilities:
Accounts payable.....................................................$       56,221   $       50,456
Accrued liabilities..................................................       209,370          193,799
Deferred revenues....................................................       122,298          115,244
Current portion of long-term obligations.............................        14,360           13,431
                                                                       ------------    -------------
    Total current liabilities........................................       402,249          372,930
                                                                       ------------    -------------

Long-Term Debt.......................................................       501,140          411,903
Other Long-Term Obligations..........................................       123,300          105,700
Commitments and Contingencies .......................................

Minority and General Partners' Interest
   includes General Partners' interest of
   $1,775 in 1996 and $1,392 in 1995.................................        15,226           12,697

Shareholders' Equity.................................................       786,521          746,660
                                                                       ------------    -------------

    Total liabilities and shareholders' equity.......................$    1,828,436   $    1,649,890
                                                                       ============    =============

                            See Notes to Consolidated Financial Statements



                                   SERVICEMASTER LIMITED PARTNERSHIP

                                 Consolidated Statements of Cash Flows
                                            (In thousands)
                                                                               Nine Months Ended
                                                                                 September 30,
                                                                             1996             1995
                                                                         ------------   -------------


Cash and Cash Equivalents at January 1................................  $      23,113  $       14,333

Cash Flows from Operations:

Net Income............................................................        180,577         126,790
    Adjustments to reconcile net income
    to net cash flows from operations:
       Depreciation...................................................         30,613          27,985
       Amortization...................................................         28,826          21,209
       Change in working capital, net of acquisitions:
         Receivables..................................................        (40,273)        (58,512)
         Inventories and other current assets.........................        (24,000)        (14,238)
         Accounts payable.............................................          3,541           8,658
         Deferred revenues............................................          1,893           6,448
         Accrued liabilities..........................................         23,872          19,712
       Minority interest and other, net...............................          3,339          33,748
                                                                         ------------   -------------
Net Cash Provided from Operations.....................................        208,388         171,800
                                                                         ------------   -------------

Cash Flows from Investing Activities:
    Business acquisitions, net of cash acquired.......................        (40,550)        (24,676)
    Property additions................................................        (33,795)        (35,505)
    Net purchases of securities.......................................        (17,218)         (5,679)
    Notes receivable and financial investments........................         (6,631)        (16,371)
    Proceeds from sale of businesses..................................          4,526          20,057
    Payments to sellers of acquired businesses........................         (2,307)         (2,175)
    Sale of equipment and other assets ..............................           1,399           1,759
                                                                         ------------   -------------
    Net Cash Used for Investing Activities............................        (94,576)        (62,590)
                                                                         ------------   -------------

Cash Flows from Financing Activities:
    Short-term borrowings, net........................................        129,573         101,364
    Distributions to shareholders and shareholders' trust.............       (107,930)        (88,104)
    Purchase of treasury shares.......................................        (60,093)        (37,988)
    Payments of borrowings and other obligations......................        (53,975)        (52,958)
    Proceeds from employee share option plans.........................          3,974           3,106
    Distributions to holders of minority interests....................         (3,025)        (22,573)
    Other.............................................................            698             274
                                                                         ------------   -------------
Net Cash Used for Financing Activities................................        (90,778)        (96,879)
                                                                         ------------   -------------

Cash Increase during the Period.......................................         23,034          12,331
                                                                         ------------   -------------

Cash and Cash Equivalents at September 30.............................  $      46,147  $       26,664
                                                                         ============   =============


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

Note 2: The consolidated financial statements included herein have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest Annual Report to shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1995. In the opinion of the Partnership, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position of ServiceMaster Limited Partnership as of September 30, 1996 and December 31, 1995, and the results of operations for the three month and nine month periods ended September 30, 1996 and 1995, and the cash flows for the nine months ended September 30, 1996 and 1995, have been included. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

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

Note 5: In the Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 is presented in the following table. The increase in interest paid in 1996 from 1995 is primarily due to increased debt balances.


                                                                (In thousands)
                                                                  1996     1995
                                                                -------  -------
Cash paid or received for:
-------------------------
Interest expense.............................................  $ 24,295 $ 23,556
Interest and investment income...............................  $  5,640 $  5,099

                       SERVICEMASTER LIMITED PARTNERSHIP
                       MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995
-------------------------------------------------

Revenues increased to $927 million in the third quarter of 1996, a 9% overall increase, reflecting growth in all segments, with more rapid increases in the Partnership's higher margin segments. Net income was $68.8 million, a 44% increase over one year ago while net income per share grew 20% to $.48. Net income and earnings per share both include the effects of the December 1995 acquisition of the then-outstanding minority ownership interest in Consumer
Services, which eliminated the 28% minority interest expense in Consumer Services' earnings and increased the number of shares outstanding by approximately 27 million (on a post split basis). Operating income increased 19%, to $82 million, while operating income margins increased 70 basis points to 8.8% of revenue from 8.1% last year, reflecting the continued rapid growth of higher margin business units and the favorable effects of overhead leveraging throughout the enterprise.

The Consumer Services business unit achieved a 15% increase in revenues and stronger double digit growth in profits. TruGreen-ChemLawn achieved strong revenue and profit growth, reflecting increased residential production and excellent growth in commercial revenues. Full program residential and commercial customer counts exceeded corresponding prior year totals despite unfavorable weather conditions which adversely affected marketing efforts earlier in the year. Terminix achieved solid growth in revenues, with strong increases in pest control contracts and termite completions. Profits increased at a more modest pace due to changes in sales mix and higher selling and production costs. American Home Shield achieved very strong growth in both revenues and profits due to increases in warranty contracts written as well as improvements in the contract renewal rate. The Merry Maids and ServiceMaster Residential and Commercial operations also achieved strong increases in revenues and profits as a result of growth from existing franchises, as well as the expansion of company-owned operations.

The Management Services business segment achieved a sharp improvement in profits due to the combined effects of a 2% increase in revenues, strong cost controls and the elimination of wind-down costs relating to the disposition of the education food business that was sold in 1995. The Healthcare business, which primarily serves the acute sector of the health care market, recorded profits that were consistent with the prior year level. Strong cost controls offset a modest decline in revenues, reflecting continuing competitive pressures and industry consolidation. Revenues in the Education market showed a strong increase, resulting from improvements in sales and customer retention. Profits increased at a more modest pace due to lower margins on a higher mix of large school district contracts. The Business & Industry unit achieved strong growth in revenues and profits.

Diversified Health Services, which provides services to the long term care sector of the health care market, continued to achieve excellent growth in revenues and profits, with strong growth in the units' core business, which consists of the contract management of nursing homes, skilled nursing and assisted living facilities. The International operations also achieved increases in revenue and profits, led by strong growth in fees from licensed partners in Japan and the Pacific Rim.

On a consolidated basis, cost of services rendered and products sold increased 8.2% due to general business growth, but decreased as a percentage of revenue from 76.6% in 1995 to 76.4% in 1996. This decrease primarily reflects the changing mix of the business as Consumer Services increases in size in relationship to the overall business of the Partnership. The Consumer Services business units generally operate at higher gross profit levels than the other major business units but also incur somewhat higher selling and administrative expenses.

Consolidated selling and administrative expenses increased due to general business growth but decreased as a percentage of revenue from 15.3% of revenue in 1995 to 14.8% in 1996. This decrease reflects improved efficiencies, cost controls and the leveraging of fixed costs throughout the enterprise.

Interest expense increased over the prior year reflecting increased borrowings relating to acquisitions and share repurchases made throughout 1996. The decrease in minority interest expense primarily reflects the purchase of the Consumer Services minority interest from WMX Technologies, Inc., in December of 1995. The income tax provision has increased from the prior year primarily due to strong growth at American Home Shield (which is organized in corporate form and subject to taxes) and increases in certain state taxes.


NINE MONTHS ENDED  SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS
-------------------------------------------------------------
ENDED SEPTEMBER 30, 1995
------------------------

Revenues for the nine months were $2.6 billion, a 7% increase over 1995. Operating income increased 15%, to $215 million, while margins increased to 8.3% of revenue from 7.7% in 1995, reflecting the combined effects of the continued rapid growth of higher margin business units and the favorable effects of overhead leveraging throughout the enterprise. Net income was $181 million, a 42% increase, while earnings per share totalled $1.25, an increase of 17%. Results for the nine months include the effects of the December, 1995 transaction with WMX Technologies, Inc., which increased the number of shares outstanding by approximately 27 million (on a post split basis) and eliminated the 28% minority interest expense in Consumer Services' earnings.

The Consumer Services business segment continued to achieve double-digit growth in revenues and profits. The TruGreen-ChemLawn operations had solid growth in revenues and profits despite late winter and damp spring weather throughout many parts of the country, which contrasted with generally mild conditions in the previous year. Continued growth in the residential customer base and strong commercial sales, combined with the favorable effects of new service initiatives, helped to offset these weather related adversities. Terminix achieved very good growth in revenues and profits as a result of increases in pest control revenues, termite completions and improvements in contract renewals and customer retention. American Home Shield had excellent growth in revenues and profits, with very strong increases in new contract sales and continuing improvements in contract renewals. The Merry Maids and Residential and Commercial operations both achieved strong growth in revenues and profits and continued their expansion of direct operations.

The Management Services business segment recorded solid growth in profits for the first nine months, reflecting the elimination of losses incurred in 1995 prior to the sale of the education food service business as well as the ongoing benefit of strong cost controls and improved customer retention. Revenues from continuing operations increased slightly from the prior year as improvements in Education and Business and Industry offset the reductions in Healthcare. The Healthcare market achieved profits consistent with last year, as strong cost controls offset a modest decline in revenues, reflecting difficult industry conditions in the acute care sector of the market. The Education market experienced good revenue growth with increased sales and improved retention but profits declined slightly reflecting lower margins on contracts at larger facilities. The Business & Industry group achieved double-digit growth in revenues and profits.

ServiceMaster Diversified Health Services continued to experience very significant growth in revenues and profits reflecting solid increases in management services and rehabilitation operations (which were started in 1995). The International operations also achieved significant increases in revenue and profits with continued growth in the customer base and strong sales from the European pest control businesses and continued improvements in royalty fees from existing licensees.

On a consolidated basis, cost of services rendered and products sold increased 6.4% due to general business growth, but decreased as a percentage of revenue from 77.9% in 1995 to 77.5% in 1996. As noted for the quarter, this decrease primarily reflects the changing mix of the business as Consumer Services increases in size in relation to the overall business of the Partnership.

Consolidated selling and administrative expenses increased 5.9% over prior year levels. As a percentage of revenue, selling and administrative expenses decreased from 14.4% in 1995 to 14.2% in 1996, reflecting the leveraging of fixed costs and improved productivity throughout the enterprise.

Interest income increased over the prior year due to realized gains on the sale of marketable securities at American Home Shield in 1996, whereas small gains were realized in 1995. Minority interest expense decreased due to the purchase of the Consumer Services minority interest from WMX Technologies, Inc. in December of 1995. Income taxes increased from prior year reflecting strong growth in the American Home Shield and International operations.


FINANCIAL  POSITION
-------------------

Net cash provided from operations for the first nine months increased 21% to approximately $208 million. Due to seasonal factors, the Partnership has proportionately greater working capital needs for the first nine months of the year than for the year as a whole, with a corresponding impact on funds provided from operations. Management believes that funds generated from operations and other existing resources will continue to be adequate to satisfy the ongoing working capital needs of the Partnership.

The increase in accounts and notes receivable over prior year levels reflects traditional seasonal buildups in the Consumer Services business and general business growth, partially offset by the collection of short term notes receivable from specific financing projects.

The increase in inventories is a result of normal business growth. Prepaid expenses and other assets have increased from the prior year primarily due to strong growth at American Home Shield, where initial direct contract costs are capitalized and expensed over the life of the service contract.

Property and equipment increased slightly due to general business growth. The Partnership has no material capital commitments at this time. Notes receivable, long-term securities and other assets increased from year end reflecting larger investment balances at American Home Shield, and to a lesser degree, non-compete agreements entered into as part of recent acquisitions.

Accounts payable and other liabilities increased from the prior year level due to general business growth and the effects of acquisitions. Deferred revenues increased primarily as a result of strong growth in warranty contracts written at American Home Shield.

The Partnership completed a $125 million private placement of debt during the third quarter at an overall effective interest rate of 7.4%, with the proceeds used to refinance floating rate bank debt that was previously outstanding.

The Partnership is a party to a number of long-term debt agreements which require it to maintain compliance with certain financial covenants, including limitations on indebtedness, restricted payments, fixed charge coverage ratios and net worth. The Partnership is in compliance with the covenants related to these debt agreements.

Total shareholders' equity increased to $787 million in 1996 from $747 million at December 31, 1995, reflecting strong earnings offset in part by distributions and treasury share purchases. In December, 1995, the Board of Directors of the Partnership authorized the repurchase of up to $150 million of outstanding Partnership shares in the open market or in privately-negotiated transactions.
As of September 30, 1996, approximately $89 million of the total amount authorized had not yet been expended.

Cash distributions paid directly to shareholders totalled $70 million ($.49 per share) for the nine months ended September 30, 1996, in comparison to $56 million ($.47 1/3 per share) in 1995. This reflects the increase in the authorized payments per share announced last December (a 4% increase for the year as a whole) as well as the higher number of shares outstanding. Distributions of $36 million were also made to the shareholder trust. This increase was virtually offset by a reduction in distributions to minority interest holders, which resulted from the December 1995 repurchase of the minority ownership interest in the partnership's Consumer Services subsidiary.



                                             Part II.  OTHER INFORMATION

                                          SERVICEMASTER LIMITED PARTNERSHIP
                                                     Exhibit 11
                              EXHIBIT REGARDING DETAIL OF INCOME PER SHARE COMPUTATION
                                        (In thousands, except per share data)

                                                           Three Months Ended            Nine Months Ended
                                                              September 30,                 September 30,
                                                          1996            1995           1996          1995
                                                       ----------       --------      ---------    ---------
Shares used for computing
  primary earnings per share--

Shares outstanding on weighted
  average basis......................................     140,712        115,778        141,019      115,943

Equivalent shares--
  Options and subscriptions outstanding..............       3,780          3,612          3,510        3,030
                                                       ----------      ---------      ---------    ---------

Weighted average and
  equivalent shares for primary calculation..........     144,492        119,390        144,529      118,973
                                                       ==========      =========      =========     ========

Primary earnings per share...........................      $  .48         $  .40        $  1.25       $ 1.07
                                                           ======         ======        =======       ======


Net income...........................................  $   68,800      $  47,750     $  180,577   $  126,790

Interest on convertible debentures...................         465            479          1,403        1,429
                                                       ----------      ---------      ---------   ----------

Net income for fully diluted calculation.............  $   69,265      $  48,229      $ 181,980   $  128,219
                                                       ==========      =========     ==========   ==========


Shares used for computing fully
 diluted earnings per share--

Shares outstanding...................................     144,792        119,481        145,099      119,646

Equivalent shares--
Shares issuable upon conversion of
  convertible debentures.............................       2,418          2,453          2,418        2,453
                                                       ----------      ---------      ---------    ---------

Weighted average and equivalent shares
  for fully diluted calculation......................     147,210        121,934        147,517      122,099
                                                       ==========      =========       ========    =========

Fully diluted earnings per share.....................       $ .47         $  .40         $ 1.23       $ 1.05
                                                            =====         ======         ======       ======


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

Date: November 13, 1996


                  SERVICEMASTER LIMITED PARTNERSHIP
                  (Registrant)

                  By:     /s/Ernest J. Mrozek
                     ------------------------------
                             Ernest J. Mrozek
                  Senior Vice President and Chief Financial Officer