Form 10-K
period 1996-12-31
SERVICEMASTER LTD PARTNERSHIP
filed 1997-03-27
CIK 806027

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

                Annual Report Pursuant To Section 13 Or
                    15(d) Of The Securities Exchange Act
                                 of 1934

                For the fiscal year ended December 31, 1996.
                       Commission File number 1-9378


                      SERVICEMASTER LIMITED PARTNERSHIP
              (Exact Name of Registrant as Specified in its
                              Certificate)



          Delaware                             36-3497008
          --------                              ----------

     (State or Other                       (I.R.S. Employer
      Jurisdiction of                       Identification No.)
      Incorporation or
      Organization)


One ServiceMaster Way, Downers Grove, Illinois      60515-9969
----------------------------------------------      ---------
  (Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code: (630) 271-1300

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

          The Aggregate Market Value of Shares Held by
NonAffiliates of the Registrant As of March 25, 1997 was
$3,865,041,000.

           DOCUMENTS INCORPORATED BY REFERENCE

     Certain  parts  of  the  Registrant's  Annual
Report to Shareholders for the year ended December 31, 1996 are incorporated into Part I, Part II and Part IV of this Form 10-K.

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

     The two principal operating groups of the ServiceMaster business are Consumer Services and Management Services, each of which is organized as a separate limited partnership. ServiceMaster Consumer
Services Limited Partnership was formed in the summer of 1990, and ServiceMaster Management Services Limited
Partnership was formed in December 1991.
All subsidiaries of The ServiceMaster Company are wholly owned.

     All subsidiaries of ServiceMaster Consumer Services
L.P. are wholly owned and all subsidiaries of ServiceMaster Management Services L.P. are wholly owned.

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

  The merger agreement which was approved as part of the Reorganization Package provides for the merger by which ServiceMaster expects to return to corporate form (the
"Reincorporating Merger").  A Delaware corporation (the
"Successor Corporation") has been organized to become the successor entity through which the public will invest in ServiceMaster after the Reincorporating Merger. The limited partner shares of the Registrant will be converted on a one-forone basis into new shares of common stock of the Successor Corporation. As a result of these conversions, the Successor Corporation will be entirely owned by the persons who, collectively, owned all of the limited partner shares of the Registrant immediately prior to the Reincorporating Merger.

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

June 1996 Share Split

In June 1996, the Registrant completed a 3-for-2 split of its limited partner shares. When transactions in or tabulations of the Registrant's shares are set forth in subsequent sections of this Form 10-K, effect has been given to the share split.

1995 and 1997 Transactions with WMX Technologies, Inc.

     1995 Transaction.  On December 31, 1995, the
Registrant completed a transaction with WMI Urban
Services, Inc. ("WMUS"), a wholly owned subsidiary of WMX
Technologies, Inc. ("WMX") in which WMUS contributed its 27.76% interest in ServiceMaster Consumer Services L.P.
to the Registrant and, in exchange therefor, the Registrant issued to WMUS 27,160,714 unregistered limited partner shares of the Registrant and an option to purchase an additional 1,875,000 shares of the Registrant's limited partner shares at a price of $22.00 per share at any time and from time to time during the period January 1, 1997 to December 31, 2000. This issuance of limited partner shares to WMUS increased the Registrant's total shares outstanding to approximately 142,800,000. The shares held by WMX (through WMUS) immediately after the foregoing exchange transaction constituted approximately
19% of the Registrant's total shares outstanding.

     Concurrently with the foregoing exchange transaction, the Registrant and WMX entered into an agreement under which WMX committed not to increase its ownership interest in the Registrant to more than 21% through purchases of the Registrant's shares.

     The shares which WMUS received on December 31, 1995 together with the shares which WMUS could acquire under the option were not registered under the Securities Act of 1933 and were made subject to a number of other restrictions on transfer, including commitments by WMX and WMUS: not to sell at any one time any of such shares in public market transactions in a number in excess of 15% of the average daily trading volume of the Registrant's shares over the preceding four calendar weeks; not to sell such shares to anyone who is or would become, as a result of the sale, an owner of more than 5% of the Registrant's outstanding shares; not to attempt to or propose or endorse a takeover of the Registrant; not to vote such shares in favor of a takeover which is opposed by the Registrant's board of directors; and not to oppose candidates for the Registrant's board of directors who are nominated by a majority of the incumbent ServiceMaster directors. In addition, the Registrant retained a first refusal right by which the Registrant could elect to acquire, at then current prices, any shares that WMX or WMUS might desire to sell.

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

     1997 Transaction. On February 18, 1997, WMX, WMUS and the Registrant entered into an agreement under which the Registrant agreed to purchase from WMUS, for the sum of $625,978,141 all of the 27,160,714 restricted shares of the Registrant owned by WMUS and the option to purchase an additional 1,875,000 shares of the

Registrant. The agreement provides that this transaction is to be closed not earlier than April 1, 1997 and not later than April 14, 1997. The option will be canceled as part of this transaction. The Registrant intends to initially finance the share and option repurchase with short-term bank financing. The Registrant currently anticipates that, subject to market conditions, approximately 50% of the costs of the transaction with WMUS and WMX and the acquisition of the stock of Barefoot
Inc. (hereinafter described) will be refinanced through equity issuances within the next two years.

    The foregoing is a brief summary of the 1997 transaction with WMUS and WMX. Such transaction is described in further detail in the Registrant's Form 8-K dated
February 18, 1997 and filed with the Securities and Exchange Commission on February 19, 1997. The contents of such Form 8-K and the exhibit thereto are incorporated herein by reference.

Principal Business Groups

     ServiceMaster is functionally divided into four operating groups: Consumer Services, Management Services,
Diversified Health Services and International.  Consumer
Services and Management Services are the two principal operating groups. Reference is made to the information under the caption "Business Unit Reporting" on page 37 of the ServiceMaster Annual Report to Shareholders for 1996
(the "1996 Annual Report") for detailed financial information on these two groups.

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

     Within ServiceMaster Consumer Services, franchises are important for the TruGreen-ChemLawn, Terminix, ServiceMaster Residential/Commercial, and Merry Maids businesses. Nevertheless, revenues and profits derived from franchise related activities constitute less than 10% of the revenue and profits of the consolidated ServiceMaster enterprise. Franchise agreements made in the course of these businesses are generally for a term of five years.
ServiceMaster's renewal history is that most of the franchise agreements which expire in any given year are renewed.

Consumer Services

     ServiceMaster Consumer Services provides specialty services to homeowners and commercial facilities through seven companies: TruGreen L.P. ("TruGreen-ChemLawn"); The
Terminix International Company L.P. ("Terminix");
ServiceMaster Residential/Commercial Services L.P.
("Res/Com"); Merry Maids L.P. ("Merry Maids"); American
Home Shield Corporation ("American Home Shield" or
"AHS"); AmeriSpec, Inc. ("AmeriSpec"); and Furniture
Medic L.P. ("Furniture Medic"). The services provided by these companies include: lawn care, tree and shrub services and indoor plant maintenance services under the "TruGreen", "ChemLawn" and "Barefoot" service marks;
termite, pest control and radon testing services under the "Terminix" service mark; residential and commercial cleaning and disaster restoration services under the "ServiceMaster" service mark; domestic housekeeping services under the "Merry Maids" service mark; and home systems and appliance warranty contracts under the "American Home
Shield" service mark; home inspection services under the "AmeriSpec" service mark; and on-site furniture repair and restoration under the "Furniture Medic" service mark.

     The services provided by the seven Consumer Services companies are part of the ServiceMaster "Quality Service
Network" and are accessed by calling a single toll-free telephone number: 1-800-WE SERVE. ServiceMaster focuses on establishing relationships to provide one or more of these services on a repetitive basis to customers. Since
1986, the number of domestic customers served by ServiceMaster Consumer Services has increased from fewer than one million customers to more than 6.5 million customers.

   The International unit is primarily responsible for overseeing the Consumer Services businesses which are conducted in foreign markets.

     TruGreen-ChemLawn.   TruGreen-ChemLawn is a wholly
owned subsidiary of ServiceMaster Consumer Services L.P.
As of March 21, 1997, TruGreen-ChemLawn had 198 company owned branches and 126 franchised branches (determined after giving effect to the Barefoot transaction described below). With over 3 million residential and commercial customers, TruGreen-ChemLawn is the leading provider of lawn care services in the United States. TruGreen-
ChemLawn also provides lawn, tree and shrub care services in Saudi Arabia through a licensing arrangement and in Canada through an affiliate. TruGreen-ChemLawn also provides interior plantscape services to commercial customers. The TruGreen-ChemLawn businesses are seasonal in nature.

    On February 24, 1997, the Registrant, for the benefit of TruGreen-ChemLawn, completed the acquisition of 99.38% of the outstanding stock of Barefoot Inc.("Barefoot") through a tender offer. On February 26, 1997, the remaining 0.62% of the Barefoot stock was acquired through a statutory merger. In these transactions, Barefoot stockholders collectively received approximately $84,800,000 in cash and 5,747,370 limited partner shares of the Registrant. For purposes of these transactions, the Barefoot stock was valued at $16.00 per share and the Registrant's shares were valued at $25.40833 per share.
The aggregate value of the Barefoot transaction
(including the amount paid in redemption of the Barefoot shareholders rights plan) was approximately $232,000,000.
At the time of the transaction, Barefoot was the second largest provider of professional lawn care services in the United States.

     Terminix. Terminix is a wholly owned subsidiary of ServiceMaster Consumer Services L.P. With over 3 million residential and commercial customers, Terminix, through its company-owned branches and through franchisees, is the leading provider of termite and pest control services in the United States. As of December 1996, Terminix was providing these services through 316 company-owned branches in 41 states and Mexico and through 250 franchised branches in 27 states. Terminix also provides termite and pest control services in Japan, Taiwan, Indonesia, Turkey, Lebanon, Saudi Arabia, Oman, the
Bahamas, Dominican Republic, Jamaica, and Puerto Rico through licensing arrangements with local licensees. It provides the same services through subsidiaries in Belgium, the Netherlands, Norway, Sweden, Ireland, the United Kingdom,
Germany and Mexico. The Terminix business is seasonal in nature.

     Res/Com. Res/Com is a wholly owned subsidiary of ServiceMaster Consumer Services L.P. ServiceMaster, through Res/Com, is the leading franchisor in the United
States in the residential and commercial cleaning field.
Res/Com provides carpet and upholstery cleaning and janitorial services, disaster restoration services and window cleaning services to over 1.6 million residential and commercial customers worldwide through a network of over 4,500 independent franchisees. Res/Com provides its services through subsidiaries in Germany, Ireland and the United Kingdom, through an affiliate in Canada, and through licensees in Australia, New Zealand, Austria,
Brazil, Finland, Lebanon, the Philippines, Spain,
Thailand, Turkey, Saudi Arabia, Korea, and Japan.

     Merry Maids. Merry Maids is a wholly owned subsidiary of ServiceMaster Consumer Services Limited
Partnership. Merry Maids is the organization through which ServiceMaster provides domestic house cleaning services. With approximately 225,000 customers, Merry
Maids is the leading provider of domestic house cleaning services in the United States. As of December 31, 1996, these services were provided through 27 company-owned branches in 18 states and through 836 licensees operating in 49 states. Merry Maids also provides domestic housecleaning services in the United Kingdom through a subsidiary, in Canada through an affiliate and in Japan, Saudi Arabia, Denmark, Lebanon and Australia through licensing arrangements with local service providers.

   American Home Shield. As a result of the merger of SVM Holding Corp., a wholly owned subsidiary of ServiceMaster Consumer Services L.P., into AHS on
December 31, 1996, AHS became on that date a wholly owned subsidiary of ServiceMaster Consumer Services L.P. AHS is a leading provider of home service warranty contracts in the United States, providing homeowners with contracts covering the repair or replacement of built-in appliances, hot water heaters and electrical, plumbing, central heating, and central air conditioning systems which malfunction by reason of normal wear and tear. Service contracts are presently sold principally through participating real estate brokerage offices in conjunction with resales of single-family residences to homeowners. AHS also sells service warranty contracts directly to non-moving homeowners through various other distribution channels which are currently being expanded. As of December 31, 1996, AHS was providing services to approximately 503,000 homes through approximately 13,000 independent repair maintenance contractors in 49 states and the District of Columbia, with operations in California, Texas and Arizona accounting for 25%, 24% and 7%, respectively, of AHS' gross contracts written. AHS also provides home service warranty contracts in Japan, Lebanon and Saudi
Arabia through licensing arrangements with local service providers.

     AmeriSpec. AmeriSpec is a wholly owned subsidiary of AHS. AHS acquired AmeriSpec in February 1996.
AmeriSpec is a leading provider of home inspection services in the United States. During 1996, AmeriSpec conducted 85,000 home inspections in 41 states and Canada, with operations in California, Illinois and New
York accounting for 23%, 5%, and 5%, respectively, of AmeriSpec's gross number of inspections. AmeriSpec provides home inspection services in Canada through licensing arrangements with local service providers.

     Furniture Medic. Furniture Medic is a wholly owned subsidiary of ServiceMaster Consumer Services L.P.
Consumer Services acquired Furniture Medic in July 1996.
Furniture Medic provides on-site furniture repair and restoration services in all 50 states. As of December
31, 1996, these services were provided through 549 licensees. Furniture Medic also provides its services in Brazil and France through licensing arrangements with local service providers and in Canada through an affiliate.

Management Services

     ServiceMaster pioneered the providing of supportive management services to health care facilities by instituting housekeeping management services in 1962.
Since then, ServiceMaster has expanded its management services business such that it now provides a variety of supportive management services to health care, education and business and industrial customers (including the management of housekeeping, plant operations and maintenance, laundry and linen, grounds and landscaping, clinical equipment maintenance, food service, energy management, and total facility management).
ServiceMaster's general programs and systems free the customer to focus on its core business activity with confidence that the support services are being managed and performed in an efficient manner.

     Management Services is organized into three discrete operating units each providing a separate functional service on a nationwide basis. These units are:
Healthcare Management Services; Education Management
Services; and Business and Industry Management Services.
Effective January 1, 1996, the services provided by the Healthcare Management Services unit and the services provided by ServiceMaster Diversified Health Services
Group (described below) were integrated so as to provide a coordinated range of services to the health care market.

     As of December 31, 1996, ServiceMaster was providing supportive management services to more than 2,500 health care, educational and commercial facilities. These services were being provided in all 50 states and the District of Columbia. Outside of the United States,
ServiceMaster was providing management
services through a subsidiary in Japan, through affiliated companies in Canada, Japan, Germany, Mexico, and the United Kingdom, and through licensees in Korea, Australia, Austria, New Zealand, Singapore, Taiwan, Hong
Kong, Czech Republic, Slovakia, Switzerland, Chile,
Japan, Malaysia, the Philippines, Spain and several countries in the Middle East. The International unit is responsible for overseeing the management services which are provided in foreign markets.

     The integration of ServiceMaster Healthcare
Management Services and ServiceMaster Diversified Health
Services under the name "ServiceMaster Healthcare
Services" is expected to increase the ability of the Registrant to deliver services across the broad spectrum of customer needs in the various segments of the healthcare market. These segments include acute care hospitals, long-term care, assisted living facilities, hospice and home health care. As of January 1, 1997, ServiceMaster Healthcare Services was serving approximately 1,800 customers.

ServiceMaster Diversified Health Services ServiceMaster
Diversified Health Services, Inc.,

ServiceMaster Diversified Health Services L.P. and their respective subsidiaries and ServiceMaster Home Health
Care Services (collectively, the "ServiceMaster
Diversified Health Services Companies") form a comprehensive health services organization which provides: management services to freestanding, hospital based, and government owned nursing homes, skilled nursing facilities, and assisted living facilities;
management services to hospital-based home health care agencies (as well as the direct operation of freestanding home health care agencies); design, development, refurbishing and construction consulting services to long-term care facilities; hospice services; rehabilitation services; the sale of various medical products and supplies, and pharmacy management. As of December 31, 1996, the ServiceMaster Diversified Health Services
Companies had management services contracts with over 140 facilities in 27 states with a total of approximately
15,000 beds. Effective January 1, 1996, the services provided by Diversified Health Services Companies and the services provided by the Healthcare Management Services unit were integrated so as to provide a coordinated range of services to the health care market.

International

    The International unit oversees the performance of supportive management services and consumer services in international markets through licensing arrangements, ownership of foreign operating companies acquired by ServiceMaster and joint ventures.

     In the Spring of 1994, ServiceMaster made a strategic decision to expand its pest control business into Europe through the acquisition of existing pest control companies. In August 1994, International organized TMX-Europe B.V., a Netherlands limited company
("TMX-Europe"), as a subsidiary of The ServiceMaster
Company to serve as a holding company for acquisitions of pest control businesses in the United Kingdom and Europe.

     As a result of acquisitions made during 1994 and thereafter, TMX-Europe currently owns controlling interests in Terminix Peter Cox Ltd., a leading pest control and wood preservation company in the United
Kingdom; Terminix Protekta B.V. and Riwa B.V., each a leading pest control company in the Netherlands;
Anticimex Development AB, a holding company for the leading pest control company in Sweden; and the Stenglein group of pest control companies in Germany.

   ServiceMaster is a 50% partner in joint ventures in England and Germany. The English joint venture
(Tarmac/ServiceMaster) was established in January 1995 to provide facility management services in the United
Kingdom. The German joint venture (Raab
Karcher/ServiceMaster) was established in April 1996 to provide facility management services in Germany, Austria and Switzerland.

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

     Venture Fund. In August 1995, the Registrant established ServiceMaster Venture Fund L.L.C. (the
"Fund") with the objective of establishing a mechanism within the ServiceMaster enterprise to invest in emerging growth companies which show an ability to provide innovative service technologies to the Registrant's current and new customers. The Fund is to be managed so as not to be intrusive to the ongoing operations of the Registrant's operating units. At December 31, 1996, the
Fund had invested a total of $6.385 million in three companies.

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

Consumer Services

     Consumer Services subsidiaries provide a variety of residential and commercial services under their respective names on the basis of their and ServiceMaster's reputation, the strength of their service marks, their size and financial capability, and their training and technical support services.
The markets served by Terminix and TruGreen-ChemLawn are seasonal in nature.

     Lawn Care Services. TruGreen-ChemLawn, both directly and through franchisees, provides lawn care services to residential and commercial customers.
Competition within the lawn care market is strong, coming mainly from regional and local, independently owned firms and from homeowners who elect to care for their lawns through their own personal efforts. TruGreenChemLawn is the leading national lawn care company within this market. In 1995, TruGreenChemLawn initiated a business to provide indoor plant maintenance to commercial customers.

     Lawn care services are regulated by law in most of the states in which TruGreen-ChemLawn provides such services. These laws require licensing which is conditional on a showing of technical competence and adequate bonding and insurance. The lawn care industry is regulated at the federal level under the Federal
Insecticide, Fungicide and Rodenticide Act, and lawn care companies (such as TruGreenChemLawn) which apply herbicides and pesticides are regulated under the Federal
Environmental Pesticide Control Act of 1972. Such laws, together with a variety of state and local laws and regulations, may limit or prohibit the use of certain herbicides and pesticides, and such restrictions may adversely affect the business of TruGreen ChemLawn.

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

     Home Systems and Appliance Warranty Contracts. The market for home systems and appliance warranty contracts is relatively new. ServiceMaster believes that AHS maintains a favorable position in its industry due to the system developed and used by AHS for accepting, dispatching and fulfilling service calls from homeowners through a nationwide network of independent contractors.
AHS also has a computerized information system developed and owned by AHS, and an electronic digital voice communication system through which AHS handled more than 8.0 million calls in 1996.

    Home Inspection Services. AmeriSpec (acquired by AHS in February 1996) is the leading provider of home inspection services in the United States. Competition within this market is strong, coming mainly from regional and local, independently owned firms.

     Furniture Repair Services. The market for on-site furniture repair services is relatively new.
ServiceMaster believes that Furniture Medic (acquired by
Consumer Services in July 1996) maintains a favorable position in its industry due to its patented environmentally sensitive procedure for repairing furniture in the customer's home.

Management Services

     Health Care. Within the market consisting of general health care facilities having 50 or more beds, ServiceMaster is the leading supplier of plant operations and maintenance, housekeeping, clinical equipment maintenance, and laundry and linen management services.
As of December 31, 1996, ServiceMaster was serving in approximately 1,800 health care facilities. The majority of health care facilities within this market not currently served by ServiceMaster assume direct responsibility for managing their own non-medical support functions.

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

     Education. ServiceMaster is a leading provider to the education market of maintenance, custodial and grounds services. The facilities which comprise the education market served by ServiceMaster include primary schools, secondary schools and school districts, private specialty schools and colleges and universities. As of December
31, 1996, ServiceMaster was serving in approximately 300 educational facilities. ServiceMaster believes there is potential for expansion in the education market due to its current relatively low penetration of that market and the trend of educational facilities to consider outsourcing more of their service requirements. However, a majority of the educational facilities continue to assume direct responsibility for managing their support functions.

     Business and Industry. ServiceMaster is a leading provider of plant operations and maintenance, custodial and grounds management services to business and industrial customers. ServiceMaster believes that there is potential for expansion in those business and industrial markets which ServiceMaster has elected to emphasize due to ServiceMaster's low current penetration of those markets and the trend of business to consider outsourcing more of their service requirements and the trend of governmental units to privatize parts of their operations. The emphasized markets include the food processing, transportation, healthcare products, and automotive markets. As of December 31, 1996,
ServiceMaster was serving in approximately 200 business or industrial facilities.

Diversified Health Services

   At December 31, 1996, the ServiceMaster Diversified
Health Services Companies constituted the nation's twelfth largest long term care company based on the number of beds served and the largest company that was primarily a management services company (as distinguished from a real estate operator). It was also a major provider of planning and design services for long term care facilities and for acute care hospitals.

   At December 31, 1996, ServiceMaster Home Health Care
Services was a provider of management services to hospital affiliated home health care agencies. The number of free standing home health care agencies operated by ServiceMaster Home Health Care Services represented a very small percentage of home health care agencies in the United States.

   As described on page 5, effective January 1, 1996,
ServiceMaster Diversified Health Services was integrated with ServiceMaster Healthcare Management Services to form
ServiceMaster Healthcare Services.

International

     The pest control companies acquired by ServiceMaster through its European holding company (TMX-Europe B.V.)
give ServiceMaster a significant participation in the pest control business in the European market.
ServiceMaster believes that there is potential for expansion of this business in both the United Kingdom and elsewhere on the
European continent.

Major Customers.

     ServiceMaster has no single customer which accounts for more than 10% of its total revenues. No part of the Company's business is dependent on a single customer or a few customers the loss of which would have a material adverse effect on the Company as a whole. Revenues from governmental sources are not material.

Employees

   On December 31, 1996, ServiceMaster had a total of approximately 39,900 employees.

     ServiceMaster provides its employees with annual vacation, medical, hospital and life insurance benefits and the right to participate in additional benefit plans which are described in the Notes to Financial Statements included in the 1996 Annual Report.

                STRUCTURE OF SERVICEMASTER

              [See Graphics Appendix, p. 69]

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

     Since January 1, 1987, the general partners have collectively held a 1% interest in all profits and losses of ServiceMaster Limited Partnership and of The
ServiceMaster Company, in each case limited to profits and losses generated since that date. Following the withdrawal of the individual general partners on January
31, 1992, the entire 1% interest in the profits and losses of each of ServiceMaster Limited Partnership and The ServiceMaster Company has been held by ServiceMaster
Management Corporation. These separate interests constitute an aggregate interest of approximately 2% of the consolidated income and losses of the ServiceMaster business.

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


The 1992 Reorganization (ServiceMaster Corporation and
ServiceMaster Incorporated of Delaware)

     Reference is made to the discussion on page 1 for the background of the 1992 Reorganization. As a result of the approval of the Reorganization Package on January
13, 1992, ServiceMaster Corporation was admitted as a Special General Partner of the Registrant on January 31,
1992. As of March 15, 1997, no shares of stock of ServiceMaster Corporation had been issued and the corporation remains dormant. Also as a result of the approval of the Reorganization Package on January 13, 1992, ServiceMaster Incorporated of Delaware was created to serve as the successor to the Registrant following the Reincorporating Merger. When the successor corporation is activated, which is expected to occur at the end of 1997, it will become the publicly traded parent company for the ServiceMaster enterprise.

Organization and Structure of Consumer Services

     ServiceMaster Consumer Services Limited Partnership
("SMCS") provides a separate identity for the Consumer
Services business. SMCS is a holding company for all of the operating groups which comprise such business, i.e., TruGreen-ChemLawn, Terminix, ServiceMaster
Residential/Commercial Services, Merry Maids, American
Home Shield, AmeriSpec and Furniture Medic.


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

Organization and Structure of Management Services

     ServiceMaster Management Services Limited
Partnership ("SMMS") provides a separate identity for the Management Services business. This business is primarily carried out through three divisions of SMMS, with a small amount of specialized business conducted through wholly owned subsidiaries.

     SMMS has two general partners, ServiceMaster
Management Services, Inc., and The ServiceMaster Company and, until December 31, 1996, SMMS had 43 limited partners in two classes: Class A and Class B. The sole
Class B limited partner was The ServiceMaster Company.
Forty-two Class A limited partners, all of whom were senior members of SMMS management, collectively owned
9.29% of the equity of SMMS (with equity determined for this purpose after allowing for $505.6 million of intercompany debt to The ServiceMaster Company). On
December 31, 1996, the Registrant acquired all of the Class A limited partner interests in SMMS based on their fair market value as confirmed by an independent appraisal in exchange for a combination of cash and shares of the Registrant totalling approximately $12.5 million. As a result of the foregoing transaction, effective January 1, 1997, the Registrant and The
ServiceMaster Company together own 100% of SMMS.


Organization and Structure of Diversified Health Services

     The ServiceMaster Company holds all of the equity interests in the following organizations which, together, comprise the ServiceMaster Diversified Health Services group: the ServiceMaster Diversified Health Services
Companies and ServiceMaster Home Health Care Services
Inc.

     The ServiceMaster Diversified Health Services
Companies ("DHS") consist of a limited partnership and its general partner and their respective subsidiaries.
Until December 31, 1996, The ServiceMaster Company owned
89% of the equity of DHS, with members of senior DHS management owning the remaining 11% of such equity. On
December 31, 1996, the Registrant acquired all of the equity interests of DHS management based on their fair market value as confirmed by an independent appraisal in exchange for shares of the Registrant having a value of $12.8 million. As a result of the foregoing transaction, effective January 1, 1997, the Registrant and The
ServiceMaster Company together own 100% of DHS.

     ServiceMaster Home Health Care Services Inc. is wholly owned by The ServiceMaster Company.

Organization and Structure of International

     International operations are carried out through subsidiaries, licensing, joint venture or affiliation arrangements, all of which are coordinated and supervised by the International division of the ServiceMaster
Company. The ServiceMaster Company, through its
Netherlands subsidiary, TMXEurope B.V., owns pest control businesses in the United Kingdom, Ireland, the Netherlands, Sweden and Germany.


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


Note B--ServiceMaster Limited Partnership

     ServiceMaster Limited Partnership serves as the holding company for the ServiceMaster business. It does not conduct any significant business operations or own any significant property except for its 99% common equity interest in the profits, losses and distributions of The
ServiceMaster Company Limited Partnership.


Note C--The ServiceMaster Company Limited Partnership

     The ServiceMaster Company Limited Partnership supervises the Company's international operations and serves as a holding company for the Consumer Services, Management Services, and Diversified Health Services groups. All of the common limited partner interests of The ServiceMaster Company are held by the Registrant. On
January 1, 1993, the ServiceMaster SGP Trust became a special general partner of The ServiceMaster Company and has remained a special general partner of The
ServiceMaster Company since that date--see Note T.


Note D--ServiceMaster Management Corporation (Managing
General Partner)

     ServiceMaster Management Corporation is the managing general partner of ServiceMaster Limited Partnership and The ServiceMaster Company Limited Partnership
(collectively referred to in this Note D as the "Partnerships"). ServiceMaster Management Corporation is governed by a board of directors which, at December 31, 1996, consisted of 17 persons. ServiceMaster Management
Corporation has the ultimate authority to control each entity in the ServiceMaster enterprise.

    The certificate of incorporation of ServiceMaster
Management Corporation requires that a majority of the positions on its board of directors must be comprised of independent directors. The certificate of incorporation further provides that this requirement may not be amended without the consent of the holders of a majority of the outstanding shares of ServiceMaster Limited Partnership.
During the year 1996, the stock of ServiceMaster
Management Corporation was owned by persons who were past or present senior members of the ServiceMaster management. The stockholders of this corporation have deposited their stock in a voting trust of which the directors themselves are trustees with discretionary power to vote the stock. These arrangements enable the incumbent members of the Board of Directors to choose the persons elected to the Board each year.

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

    For the year 1996, each of the Partnerships made cash distributions equal to 1% of its net income to ServiceMaster Management Corporation. The total of the distributions made with respect to the year 1996 was $5,190,376. From that amount the corporation paid state corporate taxes and, on behalf of its stockholders but subject to reimbursement by them, the letter of credit fees charged with respect to the promissory notes described in the next paragraph. The balance, $5,024,751, was distributed by ServiceMaster Management
Corporation to those past and present officers of ServiceMaster who constituted the stockholders of ServiceMaster Management Corporation. At December 31,
1996, such persons included Messrs. Cantu, Pollard,
Oxley, Keith and Mrozek, whose participations within the 1.99% total carried interest of ServiceMaster Management
Corporation at the end of 1996 were, respectively, 14.94%, 14.94%, 5.50%, 5.50%, and 3.23%.

    At December 31, 1996, the stock of ServiceMaster
Management Corporation was owned by 33 ServiceMaster executives, each of whom has signed a promissory note payable to the corporation in the amount of the purchase price of his or her stock. Such notes total approximately $15,000,000 in the aggregate and are payable upon demand. The payment of each such note is secured by a letter of credit from the Bank of America
(Illinois). The fees for such letters of credit are borne entirely by the makers of the notes and not by ServiceMaster. Effective January 1, 1997, the number of stockholders of ServiceMaster Management Corporation was increased to 38.

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


Note F--ServiceMaster Management Services Limited
Partnership and ServiceMaster Management Services, Inc.

     ServiceMaster Management Services Limited
Partnership ("SMMS") is the holding company for the Management Services business. ServiceMaster Management
Services, Inc. is one of the two general partners of SMMS. The ServiceMaster Company, through its direct and indirect ownership of the 1% interest held by the general partners and as the sole limited partner, holds a 100% equity interest in SMMS.

   In January 1994, members of senior SMMS management purchased a 10% interest in SMMS as Class A limited partners. The equity of SMMS is determined, for purposes of such 10% interest, after allowing for intercompany debt to The ServiceMaster Company. Such intercompany debt has been offset and eliminated in preparing the consolidated financial statements of the Registrant. As previously discussed, at the end of 1996, all Class A interests were acquired by the Registrant.


Note G--ServiceMaster Diversified Health Services

     ServiceMaster Diversified Health Services is a division of The ServiceMaster Company. It is comprised of the ServiceMaster Diversified Health Services
Companies ("DHS") and ServiceMaster Home Health Care
Services. The former is 100% owned by the Registrant and The ServiceMaster Company collectively (see Note P) and the latter is 100% owned by The ServiceMaster Company.
The ServiceMaster Diversified Health Services Companies include a parent limited partnership and its general partner and a number of subsidiary companies.


Note H--International

     International is a division of The ServiceMaster
Company. The International unit oversees and provides administrative support for ServiceMaster's international operations. It owns all of the shares of TMX-Europe
B.V., the Netherlands holding company for all pest control businesses acquired in Europe.


Note I--TruGreen Limited Partnership

     TruGreen Limited Partnership ("TruGreen") has two general partners: TruGreen, Inc., which is the managing general partner, and TSSGP Limited Partnership, a Delaware limited partnership ("TSSGP"). Until January 1,
1995, members of TruGreen management owned a 15% minority interest in TruGreen. Effective January 1, 1995, all of the holders of the minority interest contributed their limited partner units in TruGreen to the Registrant in exchange for 4,236,093 shares of the Registrant and a contingent right to receive an additional payment in 1997 depending upon the magnitude of TruGreen's earnings and the performance of the Registrant's shares in 1995 and 1996. As a result of this transaction, the Registrant and Consumer Services together became the owners of 100% of the equity interests in TruGreen. A nominal amount was paid in February 1997 in respect of the contingent payment right.

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

Note M--American Home Shield Corporation

     American Home Shield Corporation ("AHS") is a wholly owned subsidiary of SMCS.

Note N--AmeriSpec, Inc.

  AmeriSpec, Inc. is a wholly owned subsidiary of AHS.

Note O--Furniture Medic

  Furniture Medic Limited Partnership is a wholly owned subsidiary of SMCS.

Note P--ServiceMaster Diversified Health Services
Companies

     The ServiceMaster Diversified Health Services
Companies (formerly VHA Long Term Care) are wholly owned subsidiaries of LTCS Investment L.P. ("LTCS"). Until
December 31, 1996, LTCS was 89% owned by The
ServiceMaster Company and 11% by members of senior management of the ServiceMaster Diversified Health
Services Companies. As previously discussed, at the end of 1996, all minority interests in DHS were acquired by the Registrant.

Note Q--Home Health Care Services

     ServiceMaster Home Health Care Services Inc. is a wholly owned subsidiary of The ServiceMaster Company and is a part of the ServiceMaster Diversified Health
Services
group.

Note R--TMX-Europe

     TMX-Europe B.V., a Netherlands limited company, is a wholly owned subsidiary of The ServiceMaster Company.
TMXEurope serves as the holding company for ServiceMaster's European pest control companies.

Note S--Other Subsidiaries

 Other subsidiaries include Premier Manufacturing Support
Services L.P., a wholly owned subsidiary of ServiceMaster
Management Services L.P. ("SMMS") (acquired by SMMS in
October 1996); ServiceMaster Aviation Services L.P., a wholly owned subsidiary of SMMS; CMI Group, Inc., a wholly owned subsidiary of SMMS; and miscellaneous operating and name protection entities. Reference is made to Exhibit 21 for a complete list of the subsidiaries of the Registrant.

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


Item 2.  Properties

     The headquarters facility of ServiceMaster, which also serves as headquarters for ServiceMaster Management
Services and International, is owned by The ServiceMaster
Company and is located on a ten-acre tract at One
ServiceMaster Way, Downers Grove, Illinois. The initial structure was built in 1963, and two additions were completed in 1968 and 1976. In early 1988, ServiceMaster completed construction of a two-story 15,000 square foot addition for office space, food service demonstrations and dining facilities. The building contains approximately 118,900 square feet of air conditioned office space and 2,100 square feet of laboratory space.
In the Spring of 1992, ServiceMaster completed the conversion of approximately 30,000 square feet of space formerly used as a warehouse to offices for Management Services and for The Kenneth and Norma Wessner Training Center.

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

    The headquarters for ServiceMaster Consumer Services
L.P. are located in leased premises at 860 Ridge Lake
Boulevard, Memphis, Tennessee.  The 860 Ridge Lake
Boulevard facility also serves as the headquarters for TruGreen-ChemLawn, Terminix, Res/Com, Merry Maids and
American Home Shield, AmeriSpec and Furniture Medic.

     TruGreen-ChemLawn owns 5 buildings which are used as branch sites for lawn care services. These facilities are located in Texas (2 properties), Colorado (1 property), Ohio (1 property), and Georgia (1 property).

   Terminix owns 17 buildings which are used as branch sites for termite and pest control services. These properties are all one-story buildings that contain both office and storage space. These properties are located in New Jersey (2 properties), California (2 properties),
Florida (8 properties), Georgia (1 property), and Texas
(4 properties).

     American Home Shield has retained some leased space in the building at 90 South E Street, Santa Rosa,
California for administrative and sales operations.
Certain of American Home Shield's service and data processing departments are located in premises owned by the company in Carroll, Iowa. This facility consists of a 43,000 square foot building on a seven-acre site.

     American Home Shield owns approximately 98 acres of land in Santa Rosa, California, of which 43 acres are under a contract for sale to occur in mid to late 1997.
This land is held for investment purposes and has been and will continue to be offered for sale, with the timing of sales being affected by, among other things, market demand, zoning regulations, and the availability of financing to purchasers.

   The headquarters for the ServiceMaster Diversified
Health Services Companies ("DHS") is located in leased premises at 5050 Poplar Avenue, Memphis, Tennessee. DHS is in the process of constructing a new headquarters facilities in Memphis, Tennessee and expects to relocate to such facility in the Fall of 1997. DHS leases other administrative facilities in Plymouth Meeting,
Pennsylvania; Dallas, Texas; and Atlanta, Georgia.  As of
December 31, 1996, DHS had an ownership interest in two nursing home facilities through joint venture arrangements in which DHS has a 50% interest.


Item 3.  Legal Proceedings

     In the ordinary course of conducting its business activities, ServiceMaster becomes involved in judicial and administrative proceedings which involve both private parties and governmental authorities. As of March 20, 1997, these proceedings included a number of general liability actions and a very small number of environmental proceedings.

     Environmental Matters. Terminix is one of several defendants named in a suit filed by the United States
Environmental Protection Agency (the "EPA") on November
3, 1986 in the United States District Court for the
Western District of Tennessee, to recover the costs of remediation at two sites in Tennessee which have been designated by the EPA as "Superfund sites" under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). In
January 1992, the EPA issued a Unilateral Administrative
Order for Remedial Design and Remedial Action which required Terminix and other initial defendants and third party defendants to clean up one of these sites.
Terminix agreed, on an interim basis, to a 10% allocation of the cost of the remediation work. The parties to the interim allocation agreement remained in disagreement with the EPA over the most appropriate remediation procedures to be followed at the site and they were in disagreement among themselves regarding the final allocations of responsibility. With respect to the second site, the companies cited by the EPA all disclaim responsibility. Two of the defendant parties settled their disagreement with the EPA but, until March 20, 1997, Terminix had not resolved its disagreement with the other two defendant parties as to Terminix's proper participation. However, on March 20, 1997, Terminix settled this matter with the other two parties as to all past cots and agreed to arbitrate any allocation of future costs. The aggregate financial commitment of Terminix is well within the parameters set forth in the discussions of this matter in previous Form 10-Ks and such amount is not material to Terminix's business, financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security
Holders

     None
                           19

                         PART II

Item 5.  Market for Registrant's Partnership Shares and
Related Shareholder Matters

     Except for the information set forth in the second and third sentences of this Item 5, the portions of the ServiceMaster Annual Report to Shareholders for 1996 under the captions "Shareholders' Equity" (page 36) and "Cash Distributions Per Share" and "Price Per Share" in the Quarterly Operating Results table (page 42) supply the information required by this item and such portions are hereby incorporated herein by reference. The
Registrant's shares are listed and traded on the New York
Stock Exchange under the symbol "SVM".  At March 14,
1997, the Registrant's shares were held of record by approximately 67,000 persons.


Item 6.  Selected Financial Data

    The portion of the ServiceMaster Annual Report to Shareholders for 1996 in the Financial Statements and Management Discussion section ("FSMD Section") under the caption "Eleven Year Financial Summary" (pages 30-31) supplies the information required by this item and such portion is hereby incorporated herein by reference.


Item 7.  Management Discussion and Analysis of Financial
Condition and Results of Operations

     Management Discussion and Analysis of Financial
Condition and Results of Operations for the three years ended December 31, 1996, is contained in the FSMD Section of the ServiceMaster Annual Report to Shareholders for 1996 on pages 25-29 and is hereby incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

   The consolidated statements of financial position of ServiceMaster as of December 31, 1996 and 1995, and the consolidated statements of income, cash flows and shareholders' equity for the years ended December 31, 1996, 1995 and 1994 and notes to the consolidated financial statements are contained in the FSMD Section of the ServiceMaster Annual Report to Shareholders for 1996 on pages 33-42 are incorporated herein by reference. The report of Arthur Andersen LLP thereon dated January 22,
1997 (February 24, 1997, as to the pending transaction with WMX Technologies, Inc. and the acquisition of Barefoot Inc. which are discussed in the footnotes to the financial statements) and the summary of significant accounting policies are contained in the FSMD Section of the ServiceMaster Annual Report to Shareholders for 1996 on page 32 and are hereby incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial
Disclosure

     None.

PART III

Item 10.  Directors and Executive Officers of the
Corporate General Partner of Registrant and The
ServiceMaster Company

     The following section of this Item 10 shows: (i) the names and ages (as of March 21, 1997) of the present directors of ServiceMaster Management Corporation (the managing general partner of ServiceMaster Limited
Partnership and The ServiceMaster Company); (ii) all positions and offices with ServiceMaster held by each such director; and (iii) the term of each such person as a director and all period(s) during which each director has served. There are no arrangements or understandings between any director and any other person pursuant to which the director was or is to be selected as a director or nominee. All committee memberships to which reference is made means membership on a committee of the Board of Directors of ServiceMaster Management Corporation.



1997 Class

     Paul W. Berezny, age 62, has been a director since
October 7, 1995.  He is a member of the Management
Services and Diversified Health Services Committee. He is President of Berezny Investments, Inc., a real estate development and management company.

    Lord Brian Griffiths of Fforestfach, age 55, has been a director since August 1992. He is a member of the Executive Committee and the Nominating Committee. Since
1991, he has been an international advisor to Goldman, Sachs & Co. concerned with strategic issues related to their United Kingdom and European operations and business development activities worldwide. During the period 1985 to 1990, he served at No. 10 Downing Street as Head of the Prime Minister's Policy Unit. He was made a life peer at the conclusion of his service to the Prime
Minister. Lord Griffiths is a director of THORN EMI plc, a music recording company, Times Newspapers Holding Ltd., London, England, a newspaper company, Herman Miller,
Inc., Zeeland, Michigan, an office furniture manufacturer, and Telewest, London, England, a television company.

   Michele M. Hunt, age 47, has been a director since
October 7, 1995.  She is a member of the Management
Services and Diversified Health Services Committee.
Since July 1995, Ms. Hunt has been a private business consultant. She was appointed by President Clinton as Director of the Federal Quality Institute and served in such role from August 1993 to June 1995. From 1980 to
July 1993, she was employed by Herman Miller, Inc., an office furniture manufacturer, and during the period from July 1990 to July 1993 she served as the company's
Corporate Vice President for People and Quality.

     Gunther H. Knoedler, age 67, has been a director since 1979. He is a member of the Executive Committee, the Management Services and Diversified Health Services
Committee, and the Audit Committee (of which he is the Chairman). Mr. Knoedler is a retired Executive Vice
President and Director Emeritus of Bell Federal Savings &
Loan Association, Chicago, Illinois.

     Vincent C. Nelson, age 55, has been a director since
1978. Mr. Nelson is a member of the Executive Committee, the Consumer Services and International and New Business
Development Committee, the Nominating Committee, the
Audit Committee (of which he is the Chairman), the Employee Share Purchase Plan Administrative Committee and the Share Option Committee. Mr. Nelson is a business investor.

     Dallen W. Peterson, age 60, has been a director
since October 7, 1995.  Mr. Peterson served as the
Chairman of Merry Maids, Inc. until the acquisition of
that company's assets by Merry Maids Limited Partnership
in July 1988.  He is presently the Chairman of Merry
Maids Limited Partnership.  He is a member of the
Consumer Services and International and New Business
Development Committee.
                           21

1998 Class

   Henry O. Boswell, age 67, has been a director since
1985. He is a member of the Executive Committee, the Consumer Services and International and New Business
Development Committee, the Finance Committee, the
Nominating Committee and the Compensation Committee (of which he is the Chairman). From 1983 until his retirement in October 1987, Mr. Boswell was President of Amoco Production Company.
During the same time period, he was Chairman of the Board of Amoco Canada and a director of Amoco Corporation. Mr.
Boswell is a director of Rowan Companies, Inc., Houston,
Texas, an offshore oil drilling company, and Cabot Oil &
Gas Corp., Houston, Texas, an oil and gas production company.

   Carlos H. Cantu, age 63, has been a director since
1988.  He is a member of the Executive Committee, the
Consumer Services and International and New Business
Development Committee, the Management Services and
Diversified Health Services Committee, the Finance
Committee and the Nominating Committee.  On January 1,
1994, Mr. Cantu became the President and Chief Executive
Officer of ServiceMaster.  He served as the President and
Chief Executive Officer of ServiceMaster Consumer
Services from May 1991 to August 1994, as Executive Vice
President and Chief Operating Officer, Consumer Services,
from October 1988 to May 1990 and as President and Chief
Operating Officer of ServiceMaster Consumer Services from
June 1, 1990 to May 1991. He served as President and Chief Executive Officer of The Terminix International Company Limited Partnership from
December 18, 1986 to December 31, 1992.   He has been a
director of First Tennessee National Corporation since
April 16, 1996 and a director of Haggar Corporation, a clothing manufacturing company in Dallas, Texas, since
February 9, 1995.

     James D. McLennan, age 60, has been a director since
May 1986. He is a member of the Management Services and Diversified Health Services Committee and the Audit
Committee.  Mr. McLennan has been President of McLennan
Company, a full service real estate company, since 1981.
Mr. McLennan is a director of The Loewen Group Inc., a provider of funeral services, Burnaby, B.C., Canada, a director of NBD Bank of Park Ridge, Illinois, and a director of Advocate Health Systems, a health care provider, Oak Brook, Illinois. He is also the Chairman of the Advocate Health Care Foundation.

     Burton E. Sorensen, age 67, has been a director since May 1984. He is a member of the Executive Committee and the Finance Committee. He is the owner of Lord
Securities Corporation. He served as Chairman, President and Chief Executive Officer of the corporation from December 1984 to December 1995. Mr. Sorensen is a director of Provident Companies, Inc., Chattanooga,
Tennessee.

     Charles W. Stair, age 56, has been a director since
December 1986. He previously served as a director from 1976 to 1983. On December 10, 1994 he was elected Vice
Chairman of the Board of Directors. He is a member of the Management Services and Diversified Health Services
Committee and the Profit Sharing, Savings and Retirement
Plan Administrative Committee.  He served as the
President and Chief Executive Officer of ServiceMaster
Management Services from May 1991 to December 31, 1994, as President and Chief Operating Officer, Management
Services, from June 1990 to April 1991, and as Executive
Vice President and Chief Operating Officer, Management
Services, from October 1, 1988 to May 1990.

     David K. Wessner, age 45, has been a director since
March 1987. He is a member of the Executive Committee, the Nominating Committee, and the Management Services and Diversified Health Services Committee. Mr. Wessner is
Executive Vice President, HealthSystem Minnesota.
Previously, he was Senior Vice President, Program and
Process Improvement, Geisinger Health System, from
November 1992 to August 1994 and Senior Vice President and Administrative Director from 1982 to November 1992.

1999 Class

   Sidney E. Harris, age 47, has been a director since
December 10, 1994.  He is a member of the Management
Services and Diversified Health Services Committee. He is Professor of Management at the Peter F. Drucker
Graduate Management Center at the Claremont Graduate
School, Claremont, California, when he served as Dean from September 1991 to July 1996. He is a cofounder of the Institute for the Study of U.S./Japan Relations in the World Economy. Dr. Harris is a director of Transamerica Investors, Inc., Los Angeles, California, a mutual funds investment company.

     Herbert P. Hess, age 60, has been a director since
1981. He is a member of the Executive Committee, the Consumer Services and International and New Business Development
Committee, the Finance Committee (of which he is the Chairman), and the Compensation Committee. Mr. Hess is a Managing Director of Berents & Hess Capital Management, Inc., an investment management firm. He is the past President and Chief
Executive Officer of State Street Research & Management
Company, an investment management firm. Mr. Hess was Chairman of MetLife-State Street Investment Services,
Inc. from 1988 to April 1, 1990.

     Kay A. Orr, age 58, has been a director since
January 1, 1994.  She is a member of the Consumer
Services and International and New Business Development
Committee.  Mrs. Orr was Governor of Nebraska from 1987
to 1991 and was the State Treasurer of Nebraska from 1981 to 1986. From 1979 to 1981, she served as Chief of Staff to the Governor of Nebraska. Mrs. Orr is a director of The Williams Companies, Inc., Tulsa, Oklahoma, a pipeline company, and a director of VanCom Incorporated, Oak Brook
Terrace, Illinois, a transportation company.

     C. William Pollard, age 58, has been a director since December 1977. Since May 1990, he has been the Chairman of the Board of Directors and Chairman of the Executive Committee. He is a member of the Consumer
Services and International and New Business Development
Committee, the Management Services and Diversified Health
Services Committee, the Finance Committee and the
Nominating Committee.  From May 1983 to December 31,
1993, Mr. Pollard served as the Chief Executive Officer of ServiceMaster. He served as President of ServiceMaster from 1981 to May 1990. Mr. Pollard is a director of Herman Miller, Inc., Zeeland, Michigan, an office furniture manufacturer, and a director of Provident Companies, Inc., Chattanooga, Tennessee.

     Phillip B. Rooney, age 52, has been a director since
January 1, 1994.  He is a member of  the Executive
Committee, the Consumer Services and International and
New Business Development Committee and the Compensation
Committee.  Mr. Rooney is Chairman of FNBC of LaGrange,
Inc., a multi-bank holding company.  He is on the Boards
of Directors of Illinois Tool Works, Inc., Urban Shopping
Centers, Inc. and the University of Notre Dame.  He is
Chairman of Chicago Sister Cities and a member of the
Finance Council of the Archdiocese of Chicago.  He is
Founder of the Rooney Heart Institute of Hinsdale
Hospital, Hinsdale, Illinois. From May 1996 to February
17, 1997 he was President and Chief Executive Officer of
WMX Technologies, Inc. ("WMX").   From November 1984  to
May 1996, he was President and Chief Operating Officer of
WMX.

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

    The Board of Directors has appointed the persons listed below as Senior Management Advisers effective as of the 1996 annual meeting of shareholders to serve in such capacity until the annual meeting of shareholders in 1997 or until otherwise determined by the Board of Directors.

     Robert D. Erickson, age 53, is the President and
Chief Operating Officer of the ServiceMaster
International business unit. Mr. Erickson was a director of ServiceMaster from May 1987 to May 1993. He previously served as a director of ServiceMaster from May
1981 to June 1984. He is a non-director member of the Consumer Services and International and New Business
Development Committee and is a member of the Profit
Sharing, Savings and Retirement Plan Administrative
Committee (of which he is the Chairman), and the Employee
Share Purchase Plan Administrative Committee (of which he is the Chairman). He served as Executive Vice President and Chief Operating Officer of the International division of ServiceMaster from November 1992 to October 1993 and as Executive Vice President and Chief Operating Officer,
People Services, from January 1990 to October 1992.  Mr.
Erickson is a director of VanCom Incorporated, Oak Brook
Terrace, Illinois, a transportation company.

    Donald K. Karnes, age 46, is Group President of TruGreen ChemLawn and Terminix. He served as President and Chief Operating Officer of TruGreen-ChemLawn from January 1992 to December 1995. From January 1, 1990 to December 31, 1991, he was Senior Vice President, TruGreen Limited Partnership. He is a nondirector member of the Consumer Services and International and New Business Development Committee.

     Robert F. Keith, age 40, became President and Chief
Operating Officer of ServiceMaster Management Services,
effective January 1, 1997.   He served as President and
Chief Operating Officer, ServiceMaster Consumer Services from July 1994 to December 31, 1996 and as Group
President, ServiceMaster Consumer Services, from November
1992 to July 1994.  He was  Vice President, Treasurer and
Chief Financial Officer of The ServiceMaster Company from
November 1989 to October 1992. He is a non-director member of the Management Services and Diversified Health
Services Committee.

     Jerry D. Mooney, age 43, became  President,
Healthcare New Business Initiatives, effective January 1,
1996.  Prior to that time he was the President and Chief
Executive Officer of ServiceMaster Diversified Health
Services, Inc. He is a nondirector member of the Management Services and Diversified Health Services
Committee of the Board of Directors. He is also a director, chairman of the audit committee and member of the compensation committee of Concord EFS, Inc., Memphis, Tennessee, involved primarily in the electronic processing of debit and credit card transactions. He also serves as a director of Thompco Medical, Inc., and on an Advisory Board for SouthTrust Corporation.

     Ernest J. Mrozek, age 43, became President and Chief
Operating Officer, ServiceMaster Consumer Services, on
January 1, 1997.   He served as Senior Vice President and
Chief Financial Officer of  the Registrant from January
1, 1995 to December 31, 1996.  He served as Vice
President and Chief Financial Officer of the Registrant from May 1994 to December 1994, as Vice President,
Treasurer and Chief Financial Officer from November 1,
1992 to April 30, 1994, as Vice President and Chief
Accounting Officer, from January 1, 1990 to October 31,
1992 and as Vice President, Accounting, from December
1987 to December 1989. He practiced public accounting as a manager with Arthur Andersen LLP from 1981 to December
1987.  He is a nondirector member of the Consumer
Services and International and New Business Development
Committee.

     Brian D. Oxley, age 46, was elected Executive Vice
President, New Business Initiatives, effective January 1,
1997. He served as President and Chief Operating Officer of ServiceMaster Management Services and ServiceMaster
Healthcare Services  from January 1994 to December 31,
1996. From November 1992 to December 31, 1993, he served as the President and Chief Executive Officer of the International and New Business Development Group. He served as Executive Vice President, New Business
Development from January 1991 to November 11, 1992 and as
President of International Services from January 1, 1988 to November 11, 1992. He is a non-director member of the Consumer Services and International and New Business
Development Committee.

Executive Officers of ServiceMaster

 The following table shows: (i) the names and ages (as of March 21, 1997) of the present (except as otherwise noted) executive officers of the Registrant, The
ServiceMaster Company and ServiceMaster Management
Corporation; (ii) all positions presently held by each officer; and (iii) the year each person became an officer. Each person named has served as an officer of the Registrant continuously since the year shown. There are no arrangements or understandings between any executive officer and any other person pursuant to which the officer was or is to be selected as an officer.

                                                       First Became
Name                  Age  Present Position              An Officer
------------------    ---  ----------------              ----------

C. William Pollard     58  Chairman and Director               1977

Carlos H. Cantu        63  President and                       1986
                           Chief Executive Officer and
                           Director

Charles W. Stair       56  Vice Chairman and Director          1973

Ernest J. Mrozek       43  President and Chief Operating       1987
                           Officer, Consumer Services, and
                           a Senior Management Adviser

Robert F. Keith        40  President and                       1986
                           Chief Operating Officer,
                           Management Services, and a Senior
                           Management Adviser

Robert D. Erickson     53  President and Chief Operating       1976
                           Officer, International, and a Senior
                           Management Adviser

Brian D. Oxley         46  Executive Vice President and a      1983
                           Senior Management Adviser 1983

Vernon T. Squires      62  Senior Vice President and           1987
                           General Counsel

Steven C. Preston (1)  36  Senior Vice President and           1997
                           Chief Financial Officer

Eric R. Zarnikow       37  Vice President and Treasurer        1994

Deborah A. O'Connor    34  Vice President and Controller       1993


__________________

(1)   Elected to the indicated position effective April 1, 1997.

     Messrs. Pollard, Cantu and Stair are also Directors of ServiceMaster Management Corporation. Messrs.
Mrozek, Keith, Erickson and Oxley are Senior Management
Advisers. See page 24 for biographical information with respect to these executive officers.

     Vernon T. Squires, age 62, has served as  Senior
Vice President and General Counsel since January 1, 1988.
He served as Vice President and General Counsel from
April 1, 1987 until December 31, 1987. He was an associate and partner with the law firm of Wilson &
McIlvaine in Chicago, specializing in corporate and tax law, from 1960 to April 1, 1987. He is presently Of
Counsel to that firm.

     Steven C. Preston, age 36, was elected Senior Vice
President and Chief Financial Officer on March 21, 1997, to take office on April 1, 1997. From August 1993 to
March 7, 1997, he was Senior Vice President and Corporate
Treasurer for First Data Corporation, Atlanta, GA.  From
October 1985 to August 1993, he served as an investment banker at Lehman Brothers, New York, New York.

     Eric R. Zarnikow, age 37, has served as Vice
President and Treasurer since May 1, 1994. He is a member of all ServiceMaster employee benefit plan committees. From August 1991 to April 1994, he served as Vice President and Treasurer of Gaylord Container
Corporation.  He was Treasurer of Gaylord Container
Corporation from June 1987 to July 1991.

    Deborah A. O'Connor, age 34, has served as Vice
President and Controller since  January 1, 1993.  From
July 1991 to December 1992, she was Manager of Financial
Projects. She previously had practiced public accounting with Arthur Andersen LLP since 1984. She is a member of the Profit Sharing, Savings and Retirement Plan
Administrative Committee.

Compliance With Section 16(a) of The Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires ServiceMaster's officers and directors, and persons who own more than ten percent of ServiceMaster's shares, to file reports of ownership and changes in ownership with the Securities and Exchange Commission
(the "Commission") and the New York Stock Exchange.  The
Commission's regulations require certain officers, directors and greater-than-ten-percent shareholders to furnish to ServiceMaster copies of all Section 16(a) forms that they file. During 1996, ServiceMaster received
Section 16(a) forms from such officers and directors. As of January 1, 1997, ServiceMaster has one shareholder with an interest greater than ten percent.

    Based solely on a review of the copies of Section
16(a) forms received by ServiceMaster or on written representations from certain reporting persons that no Form 5 was required for those persons, ServiceMaster believes that during 1996, its officers and directors complied with applicable filing requirements, except that one report, covering one March 1996 transaction for 34,911 shares, was filed late by Mr. Peterson.

Item 11.  Executive Compensation

     The following table sets forth all compensation awarded to, earned by, or paid to the Chief Executive Officer of ServiceMaster and ServiceMaster's four most highly compensated executive officers other than the Chief Executive Officer of ServiceMaster during or in respect of the year 1996. Each of the listed persons was holding the office indicated in the table on the last day of December 1996.

                                     SUMMARY COMPENSATION TABLE

                                                                       LONG-TERM COMPENSATION
                                                             -------------------------------------------------
                            ANNUAL COMPENSATION (A)                    Awards                    Payouts
                        --------------------------------     -----------------------       -------------------
(a)                      (b)   (c)        (d)       (e)       (f)         (g)              (h)       (i)

                                                          Restricted   Securities
                                                   Other    Stock      Underlying        LTIP     All Other
                              Salary     Bonus     Annual   Awards     Options/SARs    Payouts    Compensation
Name and                                        Compensation
Principal Position       Year  ($)       ($)       ($)        ($)         (#)           ($)        ($)
--------------------     ---- -------- ---------   -----   -------     --------       ---------  -------------

Carlos H. Cantu          1996 $388,000  $679,000     -          -        75,000          -         -
President and            1995 $380,000  $665,000     -          -       112,500          -         -
Chief Executive Officer  1994 $350,000  $612,500     -          -       112,500          -         -

C. William Pollard       1996 $300,000  $300,000     -          -        75,000          -         -
Chairman                 1995 $300,000         0     -          -       150,000          -         -
                         1994 $300,000         0     -          -       112,500          -         -

Brian D. Oxley           1996 $281,667  $293,300     -          -        52,500          -         -
President, Management    1995 $270,000  $200,000     -          -        90,000          -         -
Services                 1994 $260,000  $ 65,000     -          -             0          -         -

Robert F. Keith          1996 $255,000  $281,000     -          -        52,500          -         -
President,               1995 $240,000  $276,000     -          -        75,000          -         -
Consumer Services        1994 $200,000  $225,000     -          -        52,500          -         -

Ernest J. Mrozek         1996 $220,000  $264,000     -          -        37,500          -         -
Sr. Vice President       1995 $208,000  $299,600     -          -        22,500          -         -
and Chief Financial      1994 $190,000  $228,000     -          -        52,500          -         -
Officer


     Notes:

        (A) The Summary Compensation Table does not include the cash distributions made by ServiceMaster Management
    Corporation (the managing general partner of the Registrant and The ServiceMaster Company) to the persons listed in the table in their capacity as stockholders of ServiceMaster Management
     Corporation. Such distributions are dividends and represent a return on the investment made by such persons in the corporation. (See Note D, page 13).
     The source of these dividends are the cash distributions made to ServiceMaster Management
     Corporation by the Registrant and The ServiceMaster
     Company on the 1% carried interests held by ServiceMaster Management Corporation in each of these two partnerships. As part of the Reincorporating Merger to be completed at the end of 1997 (described on pages 1 and 2), ServiceMaster
     Management Corporation will be dissolved, the requirement for direct investments by senior management in a managing general partner of the parent entity will no longer exist and the foregoing dividend payments will be terminated. After reincorporation, the Company will institute a long-term incentive plan that will be performance based.
     This plan will have less of a negative impact on earnings per share than would the ServiceMaster
     Management Corporation arrangement if it were continued beyond 1997. The following table has been prepared as an extension of the Summary Compensation
     Table in order to show both the 1996 payments reflected in the Summary Compensation Table and the ServiceMaster Management Corporation dividends paid to the persons listed in the Summary Compensation
     Table for the year 1996.

                  1996 Summary Compensation and
                      ServiceMaster Management
                      Corporation Dividend Table
                 (Supplement to the Summary Compensation Table)

     (a)                     (b)           (c)             (d)             (e)

                        Total Annual     ServiceMaster                  Long-Term
                        Compensation-    Management     Total of        Compensation
Name and                1996 (from Com-  Corporation    Columns         (from Compen-
Principal Position      pensation Table) Dividends      (b) and (c)     sation Table)*
-------------------     ---------------- -------------  -------------   -------------

Carlos H. Cantu           1,067,000         745,413       1,812,413        75,000
President and
Chief Executive Officer

C. William Pollard          600,000         745,413       1,345,413        75,000
Chairman

Brian D. Oxley              574,967         274,255         849,222        52,500
President, Management
Services

Robert F. Keith             536,000         274,255         810,255        52,500
President,
Consumer Services

Ernest J. Mrozek            484,000         161,306         645,306        37,500
Sr. Vice President and
Chief Financial Officer

      *  Securities underlying options awarded in 1996.


(End of Note (A))

     The following table summarizes the number and terms of the stock options (if any) granted during the year 1996 to the named executive officers.

                              OPTION/SAR GRANTS IN 1996

                                   Individual Grants
                  ---------------------------------------------------

     (a)                (b)            (c)           (d)         (e)            (f)
                      Number of
                     Securities     % of Total
                     Underlying     Options/SARs
                    Options/SARs    Granted to    Exercise or                 Grant
                      Granted        Employees    Base Price   Expiration     Date
  Name                  (#)            1996       ($/Sh)       Date           Value (A)
  ---------------    ----------    -----------    ----------  -----------   -----------

  Carlos H. Cantu,
  Chief Executive
  Officer               75,000        4.5%         $24.25     10-03-2006      $545,250

  C. William Pollard    75,000        4.5%         $24.25     10-03-2006      $545,250

  Brian D. Oxley        52,500        3.1%         $20.83     02-16-2006      $276,150

  Robert F. Keith       52,500        3.1%         $20.83     02-16-2006      $276,150

  Ernest J. Mrozek      37,500        2.2%         $20.83     02-16-2006      $197,250


     Notes:

    (A)  Each of the options listed in column (b) is subject to a vesting schedule under which the option becomes
exercisable in 20% increments on the 1st, 2nd, 3rd, 4th
and 5th anniversaries of grant date.  In accordance with
Item 402(c)(2)(vi)(B) of Regulation S-K of the Securities
and Exchange Commission, the grant date value of each of
these options has been estimated based on the Black-
Scholes option pricing model by an independent consulting
firm using the following assumptions:   In the case of
the options which expire on 10-03-2006, a risk-free rate of interest of 6.52%, a volatility rate of 28.60%, a 3.2% distribution yield, and an expected life of seven years;
and in the case of the options which expire on 02-16-
2006, a risk-free interest rate of 5.55%, a volatility rate of 27.35%, a 3.2% distribution yield, and an expected life of seven years. The values of the options which are shown in the table are theoretical and do not necessarily reflect the actual values which the option holders may eventually realize. Such actual values will depend on the extent to which the market value of the Registrant's shares at a future date exceeds the exercise price of the options.

     The following table summarizes the exercises of stock options during the year 1996 by the named executive officers and the number of, and the spread on, unexercised options held by such officers at December
31, 1996.


        AGGREGATED OPTION/SAR EXERCISES IN 1996 AND FY-END OPTION/SAR VALUES


     (a)                (b)             (c)       (d)                  (e)

                                                 Number of
                                                 Securities          Value of
                                                 Underlying          Unexercised
                                                 Unexercised         In-the-Money
                                               Options/SARs at       Options/SARs
                                                at FY-End(#)         FY-End($)
                                               ---------------       -------------
                  Shares Acquired       Value
                      on Exercise    Realized   Exercisable/         Exercisable/
     Name               (#) (A)       ($)(B)    Unexercisable        Unexercisable
     ---------------  -----------   ----------  -------------        -------------

     Carlos H. Cantu,    93,824     $2,392,512       0/75,000         $0/$1,959,375
     Chief Executive
     Officer

     C. William Pollard 213,125     $5,434,688       0/75,000          $0/$1,959,375

     Brian D. Oxley      69,775     $1,779,263       0/52,500          $0/$1,338,750

     Robert F. Keith     62,033     $1,581,842  41,087/52,500  $1,047,719/$1,338,750

     Ernest J. Mrozek    54,172     $1,381,386   6,803/37,500    $173,477/$956,250


Notes:

     (A) The issuance of the shares shown in column (b) was supported by the assignment of the option. The number of shares issued was based upon the product of the number of shares for which the options could be exercised times the difference between the fair market value on the date of the assignment ($25.50 per option share) and the exercise price per option share. Each of the listed persons held unrestricted ServiceMaster shares in a number sufficient to cover the exercise price of the option. All shares listed in column (b) are subject to certain restrictions on transfer, including a restriction that the shares may not be transferred for a period of four years from the date of issuance.

     (B) The amounts shown in column (c) are equal to the fair market value at the date of assignment ($25.50 per share) times the number of shares received in the transaction described in Note (A). The amounts listed in column (c) have been calculated without giving effect to the diminution in value attributable to the restriction referred to in Note (A).

     A table for long-term incentive plan awards is omitted because no long-term incentive plan awards were granted to any of the named officers during the year
1996.

Compensation of Directors

     During the year 1996, directors of ServiceMaster
Management Corporation who were not officers
("independent directors") received $3,000 for each meeting of the Board of Directors and each meeting of a Committee which they attended. In addition, independent directors each received an annual stipend of $12,000. The
Chairman of the Audit Committee received an additional annual stipend of $2,000. In 1997, the annual stipend for independent directors will be $12,000.

     Each independent director of ServiceMaster
Management Corporation may enter into a deferred fee agreement whereby part or all of the fees payable to him or her as a director are deferred and will either earn interest based on the average fiveyear borrowing rate for ServiceMaster or be used to purchase shares of ServiceMaster Limited Partnership in a number determined by the fair market value of such shares on the date of purchase. Upon termination of a director's services as an independent director or attainment of age 70, whichever occurs first, the director will receive the amount for his or her deferred fee account in a lump sum or in installments or in shares of ServiceMaster Limited
Partnership, depending on which deferral plan the director has elected.

   The ServiceMaster 1994 Non-Employee Directors Share
Option Plan (the "Directors Option Plan") provides that options to purchase shares of the Registrant may be granted from time to time by the Board of Directors to those members of the Board who are not employees of any ServiceMaster entity. The exercise price of options granted under the Directors Option Plan is the fair market value of the shares at the time of the grant. In
1996, options were granted to each of 15 independent directors in the amount of 4,500 shares.

Employment Contracts and Termination of Employment

     ServiceMaster enters into one-year employment contracts with each of its executive officers to cover the officer's employment during the ensuing twelve months. These contracts are executed either in December or on an anniversary date of the executive officer's employment. Each contract provides for the amount of such officer's base salary for the calendar year covered by the contract. Either party may cancel the contract on two weeks' notice to the other party. If an executive officer's employment terminates, he or she is prohibited from entering into certain activities which are competitive with any of the ServiceMaster businesses.
These contracts do not provide for any bonuses or other form of compensation beyond the base salary stated in the contract.

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

Compensation Committee Interlocks and Insider
Participation

     The persons who served as members of the Compensation Committee of the Registrant's board of directors during 1996 are Henry O. Boswell (Chairman),
Herbert P. Hess and Phillip B. Rooney.  The Compensation
Committee consists solely of independent members of the board of directors. There are no interlocking arrangements involving service by any executive officer of the Registrant on the Compensation Committee of another entity and an executive officer of such other entity serving on the ServiceMaster Compensation
Committee.

Board Compensation Committee Report on Executive Compensation

    The following report of the Compensation Committee of the Board of Directors of ServiceMaster Management
Corporation was delivered to the Board of Directors on March 21, 1997. The Compensation Committee consists of three members of the Board of Directors, all of whom are independent directors. As used in the report, the term
"salary year" means the calendar year.


REPORT OF THE COMPENSATION COMPENSATION COMMITTEE

To:  The Board of Directors

   The Compensation Committee (the "Committee") hereby submits its report to the Board of Directors for the year 1996.

     The Committee met four times during the year 1996 and has held one meeting to date in 1997. At its July
1996 meeting, the Committee adopted the following charter for its activities:

    The charter of the Compensation Committee of The
ServiceMaster Company Limited Partnership is to review matters of compensation and benefits and to report to the Executive Committee of the Board of Directors. This committee is appointed by the Executive Committee and the Board of Directors:

     1.   To recommend the compensation of the Chief
          Executive Officer and the Chairman of the Board of Directors;

     2. To review and approve the recommendations of the Chief Executive Officer on other compensation matters, including base salaries, annual and longterm incentive plans and payments, option planning and employee benefits.

     3. To certify or report on compensation performance and payments as needed for compliance with current regulations.'

     At each of its meetings during the year 1996, the Committee considered an incentive compensation plan to be activated at the beginning of the year 1998, at which time
ServiceMaster's status
as a partnership will be terminated and the company will convert to corporate form. Among other things, this means that the investment by senior management in the stock of ServiceMaster Management Corporation will terminate, as will the dividends which have been paid to the stockholders of ServiceMaster Management Corporation since
1987. The Committee concluded that this investment/dividend arrangement should be replaced by a new performance-based compensation plan for senior management. The Committee's studies showed that the new compensation plan has the potential to generate approximately the same flow of income to senior management as has occurred in past years through the Management
Corporation. However, the new plan is different in that it is performance based.

     At its December 1996 meeting, the Committee reviewed the compensation levels of senior members of management, evaluatesd the performance of management and recommendsed a base salary for each member of senior management for the next salary year. This review and recommendation process includesd a review of additional compensation (if any) payable under the Company's Incentive Reward Compensation Plan. At the end of each salary year, the Compensation Committee determiness part of this review, the Committee determined whether adjustments should be made in the compensation of an executive as established by his or hesenior executives as established by their base salaries and the existing Incentive Reward Compensation Plan. The Compensation Committee takesook option grants to senior members of management into account in the reviews and recommendations described above.

     At its February 1997 meeting, the Committee approved and recommended grants of options in 1997 for up to 2,500,000 shares. This recommendation was thereafter approved by the Executive Committee.
   Summary of Compensation Policies. The compensation policies applicable to all executive officers are as follows: (1) a base level of compensation is established by reference to the standards described below; (2) bonuses are paid in accordance with the Company's
Incentive Reward Compensation Plan, under which bonuses are determined by the extent to which the actual performance of the Company (or the relevant division thereof) achieved budget objectives; and (3) such year-end adjustments as the Compensation Committee may consider to be warranted.

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

     Five Highest Paid Officers. The base compensation of each of the highest paid officers for 19956 (including the Chief Executive Officer) was in the amount recommended by the Compensation Committee in December
19945 and approved by the Board of Directors in the same month. This base compensation was further reviewed at the end of 1995. The Compensation6. The Committee unanimously agreesd that these base levels were reasonable at the time established and reasonable in the context of the performance of the Company in 19956 and the contribution of such persons to the Company's performance.

     Chief Executive Officer. The base compensation of the Chief Executive Officer for the year 1996 was established at the beginning of the year at $3808,000 and remained at that amount throughout the year. Because the Company's results of operations for 1996 exceededwere satisfactory relative to the 1996 budget, in accordance with the Company's Incentive Compensation Plan the Chief
Executive Officer became entitled to an incentive compensation award at the end of 1996 equal to 175% of his 1996 base compensation. The base compensation of the Chief Executive Officer for the year 1997 was set at $450,000. This amount reflects an increase of $62,000 over his base compensation for the year 1996. Any material difference between the Chief Executive Officer's total compensation for 1997 compared to 1996 will be determined by the Company's performance in 1997.

     The Compensation Committee notes that the Chief Executive
Officer was granted an option for 75,000 shares in October 1996.

     No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries.
                             Respectfully submitted,
Dated:  March 21, 1997
                             Henry O. Boswell, Chairman
                             Herbert P. Hess
                             Phillip B. Rooney

                             (Compensation Committee)

Performance Graph

     The following graph compares the five-year cumulative total return to shareholders of the Registrant with the five year cumulative return as determined under the Standard & Poor's 500 Index and under the Dow Jones
Consumer Services Index.


                   [Performance Graph]

             [See Graphics Appendix, p. 69]

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of March 21, 1997, the beneficial ownership of the Registrant's limited partner shares with respect to each person who is known to the Registrant to be the beneficial owner of more than five percent of such shares:

          Amount and Nature of Beneficial Ownership
          -----------------------------------------

    (1)                    (2)         (3)         (4)           (5)

                       Sole Voting
Name and Address      and Investment              Total        Percent
of Beneficial Owner       Power         Other   Ownership     Ownership
--------------------   ------------     -----   -----------   ---------

WMI Urban Services, Inc.
3003 Butterfield Road
Oak Brook, IL 60521     29,035,714 (1)    0     29,035,714      19%


Notes:

(1) The shares shown in this table include the 1,875,000 shares which are the subject of an option granted to WMI Urban Services, Inc. on December 31, 1995. Such option became exercisable on January 1, 1997. On
     February 18, 1997, WMI Urban Services, Inc.
     ("WMUS"), WMX Technologies, Inc. (the parent of
     WMUS) and the Registrant entered into an agreement under which the Registrant will purchase all of the 27,160,714 shares of the Registrant currently owned by WMUS and the option for 1,875,000 shares currently owned by WMUS in each case by not later than April 14, 1997. Reference is made to the discussion on pages 2-3 for further details of this transaction.

         (Item 12 is continued on the next page.)

   The following table sets forth as of March 21, 1997 the beneficial ownership of the Registrant's limited partner shares with respect to ServiceMaster's directors and senior management advisers, those executive officers named in the Summary Compensation Table (page 27) and the Registrant's directors and officers as a group:

           Amount and Nature of Beneficial Ownership (1)
           ---------------------------------------------

  (1)                            (2)          (3)       (4)       (5)

                            Sole Voting
Name of                      Investment                Total     Percent
Beneficial Owner              and Power      Other   Ownership  Ownership
--------------------         ----------   ---------  ---------  ---------

Paul W. Berezny (3)(4)6)(8)      36,577     550,173    586,750     0.396%
Henry O. Boswell (2)(4)          27,475      46,010     73,485     0.050%
Carlos H. Cantu (4)(5)(12)      229,280   1,104,988  1,334,268     0.900%
Robert D. Erickson (4)(5)(6)(7) 491,649      70,193    561,842     0.379%
Brian Griffiths (4)                 900           0        900     0.001%
Sidney E. Harris (4)                900         750      1,650     0.001%
Herbert P. Hess (4)(8)          104,809      13,500    119,209     0.080%
Michele M. Hunt                     900           0        900     0.001%
Donald K. Karnes (4)            849,248           0    849,248     0.573%
Robert F. Keith (4)(5)          231,099      63,016    294,115     0.198%
Gunther H. Knoedler (4)(6)       36,321           0     36,321     0.025%
James D. McLennan (4)            17,880           0     17,880     0.012%
Jerry D. Mooney (3)(4)(16)      124,513     336,347    460,860     0.311%
Ernest J. Mrozek (4)(5)         156,792      63,016    219,808     0.148%
Vincent C. Nelson (4)(8)(9)(10)  25,035     198,160    223,195     0.151%
Kay A. Orr (4)                   10,388           0     10,388     0.007%
Brian D. Oxley (3)(4)(5)        255,948     155,275    411,223     0.277%
Dallen W. Peterson (4)           84,473           0     84,473     0.057%
C. William Pollard (4)(5)(11)   646,937     112,377    759,314     0.512%
Phillip B. Rooney (4)            96,719           0     96,719     0.065%
Burton E. Sorensen (4)            9,521           0      9,521     0.006%
Charles W. Stair (5)(6)(13)     523,240      76,988    600,228     0.405%
David K. Wessner (3)(4)(8)(14)   76,744   1,393,985  1,470,729     0.992%
                 (15)

All directors and officers
as a group (133 persons)
(17)                         11,037,546   5,353,186 16,390,732    10.920%


Notes:

 (1) The shares owned by each person and by all directors and officers as a group, and the shares included in the total number of shares, have been adjusted, and the percentage ownership figures have been computed, in accordance with Rule 13d-3(d)(1)(i).

(2) Shares in column (3) include 45,935 shares owned by spouse as to which beneficial ownership is disclaimed.

(3) Shares in column (3) include shares held by spouse and/or other family members.

     (4) Shares in column (2) include shares which may be acquired within sixty days under options granted under the ServiceMaster Share Option Plan, under the ServiceMaster 10Plus Option Plan and/or the
     Directors Option Plan.

 (5) Shares in column (3) include shares held in one or more investment partnerships in which the listed person is a partner with shared voting power and investment power.

(6) Shares in column (2) include shares held in trust for the benefit of self and/or family members.

 (7) Shares in column (3) include 48,186 shares owned by spouse or held in trust for the benefit of family members as to which beneficial ownership is disclaimed.
(8) Shares in column (3) include shares held in trust for benefit of self and/or family members.

 (9) Shares in column (2) include 20,575 shares in trust for the benefit of family members as to which beneficial ownership is disclaimed. Shares in column (3) include 6,922 shares held in trust for the benefit of family members as to which beneficial ownership is disclaimed.

(10) Shares in column (3) include 2,587 shares owned by a charitable trust of which Vincent C. Nelson is a trustee. Mr. Nelson disclaims beneficial ownership of such shares.

(11) Shares in column (3) include 24,020 shares owned by a charitable foundation of which C. William Pollard is a director. Mr. Pollard disclaims beneficial ownership of such shares. Shares in column (3) also include 15,301 shares in trust for the benefit of family members.

(12) Shares in column (3) include 15,250 shares owned by a charitable foundation of which Carlos H. Cantu is an officer. Mr. Cantu disclaims beneficial ownership of such shares.

(13) Shares in column (3) include 16,050 shares owned by a charitable foundation of which Charles W. Stair is a director. Mr. Stair disclaims beneficial ownership of such shares.

(14) Shares in column (3) include 675,000 shares owned by a charitable foundation of which David K. Wessner is a director. Mr. Wessner disclaims beneficial ownership of such shares.

(15) Shares in column (3) include 309,165 shares held by an investment company of which David K. Wessner is a shareholder and one of four directors.

(16) Shares in column (3) are owned by a corporation in which Mr. Mooney owns no stock but of which he is the president. Mr. Mooney disclaims beneficial ownership of such shares.

(17) Includes 1,897,971 shares which certain officers of ServiceMaster, through the exercise of their respective rights, may acquire within 60 days under share purchase agreements, options granted under the ServiceMaster Share Option Plan and options granted under the ServiceMaster 10Plus Option Plan. This figure includes shares purchasable by the persons identified in Item 11 as follows: Mr. Cantu - 0 shares; Mr. Pollard - 0 shares; Mr. Oxley - 10,500 shares; Mr. Keith - 51,587 shares; Mr. Mrozek -
     14,303 shares; and all executive officers as a group
     138,340 shares.

Item 13.  Certain Relationships and Related Miscellaneous Transactions

     ServiceMaster Limited Partnership and The
ServiceMaster Company made distributions to ServiceMaster
Management Corporation (the managing general partner of these two partnerships) with respect to the year 1996 based on the managing general partner's 1.99% carried interest in the profits and losses of these two partnerships. (See Note D, page 13).

Indebtedness of Management

     The following executive officers were indebted to The ServiceMaster Company in excess of $60,000 at some point during the year 1996. Their indebtedness was incurred by reason of tax loans made in connection with one or more share grants ("Share Grants") made to the person before 1996 under the ServiceMaster Share Grant
Award Plan and/or by reason of a full recourse loan made to assist the person in connection with a portion of his acquisition of an equity interest in certain subsidiaries of the Registrant. The figure set opposite the person's name below is the largest amount of such indebtedness outstanding during the year 1996; the figure in parentheses is the amount of such indebtedness outstanding on March 15, 1997: Charles W. Stair $500,000
($0); Brian D. Oxley  $2,459,651 ($32,683); Robert F.
Keith - $83,067 ($54,855); and Ernest J. Mrozek - $79,411
($57,819). Interest on each of the foregoing loans is charged to the borrower at a rate between 6% and 10% per annum and is charged quarterly.

                         PART IV


Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K

(a)   Financial Statements, Schedules and Exhibits

         1.  Financial Statements

          The documents shown below are contained in the Financial Statements and Management Discussion and Analysis section of the ServiceMaster
          Annual Report to Shareholders for 1996, on pages 25-42 and are incorporated herein by reference:

               Summary of Significant Accounting Policies

               Report of Independent Public Accountants
                 Consolidated Statements of Income for
                 the three years ended December 31, 1996, 1995 and 1994

               Consolidated Statements of Financial
                 Position as of December 31, 1996 and 1995

               Consolidated Statements of Cash Flows
                 for the three years ended December 31,
                 1996, 1995 and 1994

               Consolidated Statements of Shareholders'
                 Equity for the three years ended December
                 31, 1996, 1995 and 1994

               Notes to the Consolidated Financial
                 Statements

     2.  Financial Statements Schedules

          Schedule IV--Amounts Receivable from Related
          Parties and Underwriters, Promoters, and
          Employees other than Related Parties. The items required by this Schedule are incorporated into the information relating to Share Grants on page 39.

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

     3.  Exhibits

          The exhibits filed with this report are listed on pages 64-68 herein (the "Exhibits Index").

          The following entries in the Exhibits Index are management contracts or compensatory plans in which a director or any of the named executive officers of the Registrant does or may participate. Reference is made to the Exhibits
          Index for the filing with the Commission which contains such contract or plan.


          Exhibit   Contract or Plan
          -------   -------------------------------

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

          10.4      Deferred Directors Fee Agreement.

          10.5      ServiceMaster Executive Share
                    Subscription Program.

          10.6      Incentive Reward Compensation Plan.

          10.9      ServiceMaster Profit
                    Sharing, Savings & Retirement Plan as
                    amended and  restated effective
                    January 1, 1987.

          10.10     Share Grant Award Plan.

          10.14     ServiceMaster 10-Plus Plan.  See also Item 10.19.

          10.16     Directors Deferred Fees Plan
                    (ServiceMaster Shares Alternative).

          10.19     ServiceMaster 10-Plus Plan as
                    amended September 3, 1991.

          10.21     ServiceMaster 1994 Non-Employee
                    Directors Share Option Plan.

          10.28     ServiceMaster 1997 Share Option Plan


 (b)   Reports on Form 8-K

       None in the last quarter of the period covered by this Report on Form 10-K.

Certain Undertakings With Respect To Registration
Statements on Form S-8

 For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the Registrant hereby undertakes as follows which undertaking shall be incorporated by reference into each of the Registrant's
Registration Statements on Form S-8, including No. 33-
19763 and No. 2-75851:

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

     The following discussion is based on provisions of the Internal Revenue Code of 1986 (the "Code"), as amended, existing and proposed regulations promulgated thereunder, judicial deci sions, legislative history, and current administrative rulings and practices. For a number of Code sections the Internal Revenue Service (the
"IRS") has been directed or authorized by statute to issue regulations that may materially affect the tax consequences of holding an interest in ServiceMaster. As of the date hereof, certain of these regulations have not yet been promulgated. Moreover, any of the statutes, regulations, rulings, practices, or judicial precedents upon which this discussion is based could be changed, perhaps retroactively, with adverse tax consequences.

     The Federal income tax treatment of shareholders, as described below, depends in some instances on interpretation by ServiceMaster Management Corporation
(the "Managing General Partner") of complex provisions of the Federal income tax law for which no clear precedent or authority may be available. In determining basis adjustments, allocations, asset valuations and taxable income of the Principal Partnerships, the Managing
General Partner must make determinations that will affect a shareholder in various ways depending on such factors as the date a shareholder purchased shares of the Public
Partnership.

     Possible Legislative Changes. Congress has considered from time to time the possible enactment of proposals to revise in certain respects the federal income taxation of widely held partnerships (such as the Public Partnership). These proposals would, among other changes, simplify the rules under which the partners report their share of partnership income or loss and change the rules relating to the auditing of, and the collection of deficiencies with respect to, such partnerships.

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

     If either of the Principal Partnerships were classified as an association taxable as a corporation in any year, such partnership's income, gains, losses, deductions and credits would be reflected on its own tax return, rather than being passed through to shareholders, and its net income would be taxed at corporate rates
(with the maximum rate for regular tax currently equal to 35%, and the rate for alternative minimum tax equal to 20%). In addition, distributions made to shareholders would be treated as (a) taxable dividend income (to the extent of the partnership's current and accumulated earnings and profits) or, to the extent distributions exceed the partnership's earnings and profits, (b) a non-taxable return of capital (to the extent of a shareholder's basis for his or her shares) or
(c) taxable capital gain. In sum, classification of either of the Principal Partner ships as an association taxable as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to shareholders from holding Public Partnership shares. The Principal Partnerships received an opinion of counsel that, as of their formation in December, 1986, the Principal Partnerships would be classified as partnerships for Federal income tax purposes. The
Principal Partnerships believe that, since that date, nothing has occurred which changes the conclusion that each of these entities is to be classified as a partnership for Federal income tax purposes.

     The IRS has issued regulations, effective January 1, 1997, which provide that an unincorporated entity will automatically be classified as a partnership unless it affirmatively elects to be treated as a corporation. The Principal
Partnerships will not make such an election.  See
ServiceMaster Limited Partnership's 1995 Form 10-K for a discussion of the classification rules for partnerships as the law existed prior to January 1, 1997.

     Publicly Traded Partnerships Treated as
Corporations; Exceptions for Certain Publicly Traded
Partnerships. Section 7704 of the Code provides that a publicly traded partnership (i.e., any partnership if interests in the partnership are traded on an established securities market or are readily tradeable on a secondary market or the substantial equivalent thereof) will generally be treated as a corporation for Federal income tax purposes with respect to taxable years beginning after 1987. However, Section 7704 also provides that a partnership whose interests were publicly traded on December 17, 1987 will not be treated as a corporation under Section 7704 until the partnership's first taxable year beginning after 1997. This "grandfather status" is lost, however, if the partnership adds a substantial new line of business after December 17, 1987; in that event, the partnership may be treated as a corporation as of the day after the date on which such substantial new line of business is added. The Public Partnership is a publicly traded partnership for purposes of Section 7704 but ServiceMaster intends to continue to operate its businesses in a manner so as to continue to qualify under this exception to the general rule of Section 7704 and to thereby retain its partnership tax status for Federal income tax purposes for all tax years beginning before 1998.

     In accordance with shareholder approval granted on January 13, 1992, ServiceMaster currently intends to engage in a reincorporating merger not later than December 31, 1997, immediately prior to the time when
Code Section 7704 would otherwise automatically treat the Public Partnership as a corporation for Federal income tax purposes. The reincorporating merger should provide certain benefits which might not be available if ServiceMaster remained in partnership form subject to the application of Code Section 7704. As discussed more fully in ServiceMaster's December 11, 1991 proxy statement/prospectus, no Federal income tax will be imposed on shareholders in the Public Partnership by reason of the reincorporating merger, assuming that Federal income tax laws remain as now constituted.

     The board of directors of the Managing General
Partner may accelerate the effective date of the reincorporating merger to a date earlier than December
31, 1997 if either changes in tax laws or other developments cause more than 51% of ServiceMaster's income to be subject to corporate income tax prior to 1998 or the board of directors, in its sole discretion, determines that the advantages of such acceleration to ServiceMaster and the holders of a majority of its outstanding shares outweigh the disadvantages. Such an acceleration of the effective date of the reincorporating merger could adversely impact some shareholders in the Public Partnership. The board of directors does not presently plan to accelerate the effective date of the merger to a date materially earlier than December 31, 1997.

     THE DISCUSSION THAT FOLLOWS IS BASED ON THE
ASSUMPTION THAT THE PRINCIPAL PARTNERSHIPS ARE NOT
CLASSIFIED FOR FEDERAL INCOME TAX PURPOSES AS
ASSOCIATIONS TAXABLE AS CORPORATIONS, AND THAT THE PUBLIC
PARTNERSHIP IS NOT TREATED AS A CORPORATION PURSUANT TO
CODE SECTION 7704.

Tax Consequences of Partnership Share Ownership

     General. The Public Partnership is not subject to Federal income tax as an entity. Rather, subject to the limitations prescribed in Code Section 469, each partner is required to report on his or her Federal and state income tax returns his or her allocable share of the income, gains, losses, deductions and credits (and, for alternative minimum tax purposes, tax preference items) of the Public Partnership for the taxable year of the Public Partnership ending with or within his or her taxable year and will be taxable directly on his or her allocable share of the Public Partnership's taxable income. The Public Partnership's taxable income includes its allocable share of the income, gains, losses, deductions and credits (and, for alternative minimum tax purposes, tax preference items) of the Principal
Subsidiary Partnership which, in turn, includes its allocable share of such items of subsidiary partnerships.
The beneficial owners of Partnership Shares are treated as partners of the Public Partnership for Federal income tax purposes. Thus, if Partnership Shares are held by a nominee, the beneficial owner of the Partnership Shares will be taxed on income and loss of the Public
Partnership. Subject to the discussion set forth in the next five paragraphs, because shareholders are required to include Public Partnership income in their income for tax purposes without regard to whether they receive cash distributions of that income, shareholders may be liable for Federal income taxes with respect to Public
Partnership income even though they have not received cash distributions from the Public Partnership sufficient to pay such taxes. However, throughout the period from January 1, 1987 to December 31, 1996, the Public
Partnership's cash distributions to its shareholders have been substantially in excess of the taxes payable in respect of the taxable income allocated to such shareholders. The Public Partnership has no reason to expect that this situation will not continue through the end of the year 1997.

     ServiceMaster SGP Trust. In recognition of the fact that in 1993 (for the first time in the Public
Partnership's history) taxable income was likely to exceed cash distributions to many shareholders of the Public Partnership, the Principal Subsidiary Partnership admitted the ServiceMaster T Trust as a special general partner of the Principal Subsidiary Partnership effective
January 1, 1993. On September 30, 1993, the ServiceMaster
T Trust was replaced by the ServiceMaster A Trust. Each of these trusts is hereinafter referred to as the "SGP
Trust". The interest held by the SGP Trust is denominated in the Principal Subsidiary Partnership's partnership agreement as a Class T Partnership Interest.
(See Note T, page 17). As stated in Note T, the beneficiaries of the SGP Trust are the limited partners of the Public Partnership as constituted from time to time. On the date on which ServiceMaster converts back to corporate form pursuant to the Reincorporating Merger approved on January 16, 1992, the SGP Trust will be assimilated into ServiceMaster Incorporated of Delaware, the successor corporate holding company for the ServiceMaster enterprise.

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

     Tax Basis of Partnership Shares. The tax basis of a share holder in his or her Partnership Shares is significant because (i) basis is used in measuring the gain or loss recognized for tax purposes either upon the receipt of cash distributions from the Public Partnership or upon a partial or complete disposition of Partnership
Shares by the shareholder and (ii) a shareholder may deduct his or her allocable share of Public Partnership losses only to the extent of his or her tax basis in his or her shares. See "Tax Consequences of Partnership Share
Ownership Taxation of Partners on Public Partnership
Distributions" and "Sale or Other Disposition of Shares."

     Taxation of Partners on Public Partnership
Distributions. If the cash distributions to a shareholder by the Public Partner ship in any year exceed his or her allocable share of the Public Partnership's taxable income for that year, the excess will constitute a return of capital to the shareholder to the extent of the shareholder's basis in his or her Partnership Shares.
This situation is expected to occur for shareholders whose taxable income is determined by reference to the
Section 754 election (see "Section 754 Election", page
52). A return of capital will not be reportable as taxable income by a shareholder for Federal income tax purposes, but will reduce the tax basis of his or her Partnership Shares.
If a shareholder's tax basis were reduced to zero, then any further cash distribution to the shareholder for any year in excess of his or her allocable share of the Public Partnership's taxable income for that year would be taxable to him or her as though it were gain on the sale or exchange of his or her Partnership Shares. All or a portion of such excess cash distribution could be treated as ordinary income as the result of the application of the recapture provisions of the Code. See
"Sale or Other Disposition of Shares."

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

     Section 469 applies separately to each publicly traded partnership. Thus, passive activity losses and credits attribut able to a limited partner's interest in a publicly traded partner ship (such as the Public
Partnership) cannot be applied against the limited partner's other income, even if such income is treated as passive under Section 469. Such losses and credits are suspended and carried forward for applications against income from the publicly traded partnership in future years. Upon a complete disposition of the limited partner's interest in the publicly traded partnership in a fully taxable transaction, any of the limited partner's remaining suspended losses generally may be applied against other income. Income attributable to a limited partner's interest in a publicly traded partnership (such as the Public Partnership) cannot be offset by losses or credits from the limited partner's other passive activities.

     Substantially all of any losses or credits generated by the Public Partnership will likely be subject to the limitations prescribed in Section 469. The limitations prescribed in Section 469 generally apply to individuals, estates, trusts, personal service corporations and, with certain modifications, closely-held corporations.

     Under current law, a partner who is subject to the "atrisk" limitations of Code Section 465 may not deduct his or her allocable share of partnership losses for a taxable year to the extent they exceed the aggregate amount for which he or she is considered to be "at-risk" with respect to the partnership activities giving rise to those losses as of the end of its taxable year in which the losses occur. Because it is not anticipated that the Principal Partnerships will incur losses that exceed either the shareholders' aggregate basis in their Partnership Shares or amounts "at-risk" with respect to the Principal Partnerships' activities, the "at-risk" limitations under current law should generally not affect shareholders adversely.

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

     Pursuant to regulations issued under Section 704(b), a partnership allocation will be considered to have "substantial economic effect" if it is determined that the allocation has "economic effect" and the economic effect is "substantial." An allocation to partners
(other than an allocation of loss, deduction or certain other items attributable to nonrecourse liabilities
("nonrecourse deductions")) will be considered to have "economic effect" if (i) the partnership maintains capital accounts in accordance with specific rules set forth in the regulations and the allocation is reflected through an increase or decrease in the partners' capital accounts, (ii) liquidating distributions are required to be made in accordance with the partners' respective positive capital account balances by the end of the taxable year (or, if later, within 90 days after the date of liquidation), and (iii) any partner with a deficit in his or her capital account following the distribution of liquidation proceeds would be unconditionally required to restore the amount of such deficit to the partnership.
If the first two of these requirements are met but the partner to whom an allocation is made is not obligated to restore the full amount of any deficit balance in his or her capital account, the allocation still will be considered to have "economic effect" to the extent the allocation does not cause or increase a deficit balance in the partner's capital account (determined after reducing that account for certain "expected" adjustments, allocations, and distributions specified by the regulations) if the partnership agreement contains a "qualified income offset" provision. A qualified income offset requires that in the event of any unex pected distribution (or specified adjustments or allocations) to a partner that results in a deficit balance in such partner's capital account, there must be an allocation of income or gain to the distributee that eliminates the resulting capital account deficit as quickly as possible.

     In order for the "economic effect" of an allocation to be considered "substantial," the regulations require that the alloca tion must have a "reasonable possibility" of "substantially" affecting the dollar amounts to be received by the partners, inde pendent of tax consequences. The regulations provide that the "economic effect" of an allocation will be presumed to be insub stantial if it merely shifts tax consequences within a partnership taxable year or is transitory, i.e., likely to be offset by other allocations in subsequent taxable years. The regulations state, however, that adjustments to the tax basis in property will be presumed to be matched by corresponding changes in the fair market value of the property. Thus, the regulations conclude that there will not be a strong likelihood that an allocation of deductions attributable to depreciation will be transitory due to a provision for a subsequent corresponding allocation of gain attributable to the disposition of that property.

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

     The Principal Partnership Agreements provide that a capital account is to be maintained for each partner, that the capital accounts are to be maintained in accordance with applicable prin ciples set forth in the regulations, and that all allocations to a partner are to be reflected in the partner's capital account. In addition, distributions upon liquidation of the Principal
Partnerships are to be made in accordance with respective capital account balances. The Principal Partnership
Agreements do not require the limited partners to restore any deficit balance in their capital accounts upon liquidation of the Principal Partnerships. However, the Principal Partnership Agreements contain a "minimum gain" allocation for nonrecourse deductions and a "qualified income offset" provision. Pursuant to the Principal
Partnership Agreements, tax income and gain will be allocated in a manner consistent with the book income and gain allocations associated with the minimum gain and qualified income offset provisions.

   The manner of allocation of items of income, gain, loss, deduction and credit for both book and Federal income tax purposes is set forth in the Principal Partnership
Agreements. In general, the Principal Partnerships' income, gains, losses, deductions and credits are allocated pursuant to the Principal Partnership
Agreements among the partners pro rata in accordance with their percentage interests, except that the allocation of taxable income of the Principal Subsidiary Partnership to the ServiceMaster SGP Trust is determined in the manner described above and in Note T, page 18. The Principal
Partnership Agreements contain special allocations of book income and gain for the qualified income offset and minimum gain provisions (discussed above) and special allocations of income and deduction to preserve the uniformity of shares. The Principal Partnership
Agreements further provide exceptions to the pro rata allocations for Federal income tax purposes of (i) income, gain, loss and deductions attributable to properties contributed to the Principal Partnerships in exchange for shares ("Contributed Property"), (ii) income, gain, loss and deductions attributable to the Principal Partnerships' properties where the Principal
Partnerships have adjusted the book value of such properties upon the Public Partnership's issuance of additional shares to reflect unrealized appreciation or depreciation in value from the later of the Principal
Partnerships' acquisition date for such properties or the latest date of a prior issuance of shares ("Adjusted
Property"), (iii) curative allocations of gross income and deductions to preserve the uniformity of shares issued or sold from time to time, (iv) recapture income resulting from the sale or disposition of Principal
Subsidiary Partnership assets ("Recapture Income"), (v) income and gain in a manner consistent with the allocation of book income and gain pursuant to a qualified income offset, and (vi) income and gain attributable to nonrecourse debt in a manner consistent with the allocation of book income and gain under a minimum gain provision.

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

     The IRS has issued final regulations under Section
704(c) which provide that these allocations of partnership income, gain, loss and deduction to account for the BookTax Disparity can be made by any reasonable method. The final regulations set forth three non-exclusive allocation methods which are generally considered to be reasonable. The Principal Subsidiary
Partnership makes every effort to comply with these regulations.

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

   The Section 704(b) regulations and Sections 1.1245-
1(e) and 1.1250-1(f) of the regulations tend to support a special allocation of Recapture Income. However, such regulations do not specifically address a special allocation based on the allocation of the deductions giving rise to such Recapture Income as stated in the Principal Partnership Agreements. Therefore, it is not clear that the allocation of Recapture Income will be given effect for Federal income tax purposes. If it is not, such Recapture Income will be allocated to all shareholders and the general partners.

     Transferor/Transferee Allocations.  The Principal
Part nerships will allocate their taxable income and losses among the shareholders of record in proportion to the number of Partnership Shares owned by them based on the number of months during the year for which each shareholder was record owner of the shares. The Principal
Partnerships' taxable income and loss allocable to each month will be determined by allocating such income or loss pro rata to each month in the year. With respect to any Partnership Share that is transferred during any calendar month, the Principal Partnerships will treat a shareholder who becomes the record owner of such share on or before the close of business on the fifteenth day of the month as having been the owner of such share for the entire month if he or she holds such share for the remainder of such month. Conversely, a shareholder who becomes the record owner of a Partnership Share during such month but after the fifteenth day of a calendar month will be allocated the taxable income and losses attributable to the second half of such month if he or she holds such share for the remainder of such month.

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

     In 1993, Congress enacted Code Section 197. This section allows for the amortization of certain intangibles over a 15-year period. This 15-year amortization period must be used even if the intangible asset has a useful life of less than 15 years. The types of intangible assets covered by Code Section 197 include goodwill, going concern value, work force in place, licenses, permits, covenants not to compete, franchises, trademarks, trade names, customer-based intangible assets
(e.g., favorable sale contracts) and supplier-based intangible assets (e.g., favorable supply contracts).
Interests in partnerships are specifically excluded from Code Section 197, among other types of intangible assets.
Code Section 197 applies to intangible assets acquired after August 10, 1993 unless an election is made to apply
Code Section 197 retroactively starting after July 25,
1991.

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

     For shareholders who purchased shares in the Public
Partnership after August 10, 1993, the amortization on the intangible assets acquired by the Principal
Partnerships before July 26, 1991 allowed by Section 197 will apply only to the increase in basis resulting from the Code Section 754 election. In other words, no amortization under Code Section 197 will be allowed on the Principal Partnerships' original basis in intangible assets, unless those assets were acquired by the Principal Partnerships after July 25, 1991.

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

Sale or Other Disposition of Shares

     General. In the event of a sale or disposition of Part nership Shares, a shareholder will recognize gain or loss, as the case may be, on the disposition in an amount equal to the difference between the amount realized by the shareholder on the dispo sition and his adjusted tax basis for his Partnership Shares. See "Tax Consequences of Partnership Share Ownership" -- "Tax Basis of
Partnership Shares." For these purposes, a shareholder's share (as determined for purposes of Code Section 752) of any Principal Partnership indebtedness attributable to the transferred Part nership Shares will be included in the amount realized on the disposition.

     Generally, under current law, gain recognized by a share holder on the sale or exchange of shares that have been held for more than twelve months will be taxable as long-term capital gain, taxable at a maximum rate of 28% in the case of taxpayers other than corporations.
However, that portion of the gain attributable to "substantially appreciated inventory items" and
"unrealized receivables" of the Principal Partnerships, as those terms are defined in the Code, will be treated as ordinary income. Ordinary income attributable to unrealized receivables and inventory items may exceed the net taxable gain realized upon the sale and may be recognized even if there is a net tax loss realized upon the sale. "Unrealized receivables" include, among other things, the shareholder's proportionate share of the amounts that would be recaptured as ordinary income if the Principal Partnerships were to have sold their assets at fair market value at the time the shareholder transferred his shares. See "Depreciation; Amortization;
Recapture". Any loss recognized upon the sale of shares generally will be treated as a capital loss.

     A shareholder will not ordinarily recognize any gain or loss upon making a gift of Partnership Shares.
However, a shareholder making a gift of Partnership Shares more likely than not will include as an amount realized the share (as determined for purposes of Code Section 752) of any of the Partnerships' indebt edness allocable to the transferred Partnership Shares. See "Tax Consequences of Partnership Share Ownership" -- "Tax Basis of Partnership Shares." Such shareholder would therefore recognize gain
(but not loss) on making a gift of Partnership Shares if the shareholder's basis had declined so that it were less than such amount deemed realized. In the case of a deductible gift to a charitable organization the donor's basis is apportioned between the value deemed contributed and the deemed sale price. Any gain recognized more likely than not would be subject to the same rules
(described above) which apply to gain recognized on a sale of a Partnership Share, so that some portion could be treated as ordinary income.

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

     Transferor/Transferee Allocations. The manner in which the Principal Partnerships intend to allocate their taxable income and losses between transferors and transferees of shares is described above under "Federal Income Tax Allocations" -"Transferor/ Transferee Allocations." Shareholders contemplating a transfer of shares should note that cash distributions to which they are entitled may not correspond to the Principal Partnerships' taxable income and loss which shall be allocated between the transferor and transferee of such shares.

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

     Any person who directly or indirectly holds an interest in the Public Partnership as a nominee on behalf of another person during a Public Partnership taxable year must furnish the Public Partnership with a written statement for such taxable year iden tifying the name, address and taxpayer identification number of the nominee and such other person and providing information regarding acquisitions and transfers of Partnership Shares
(including information regarding acquisition cost and net sale proceeds) made by the nominee on behalf of such other person during such taxable year.

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

 Effect of the Interplay Between the Section 754
Election, Section 197 and the SGP Trust. As discussed on page 44, the existence of the SGP Trust means that the taxable income of ServiceMaster Limited Partnership as allocated to each of its shareholders will not be greater than the cash distributions made to that shareholder.
For many shareholders, however, taxable
income will be less than their cash distributions due to the effect of the Section 754 election. The principal effect of the Section 754 election is to cause the calculation of a partner's share of taxable income to reflect amortization and depreciation deductions which are determined by using a higher basis (reflecting the partner's purchase price) in the underlying assets than the partnership's own internal, historical basis for those assets. In this connection, the provision in the Revenue Reconciliation Act of 1993 which permits the amortization of intangible assets over a 15-year period has important consequences to those persons who purchased
ServiceMaster shares on August 10, 1993 or thereafter. If their purchase price for such shares is at least $15 per share ($22 per share before the June 1996 3-for-2 share split), their proportionate interest in the assets of ServiceMaster, including goodwill and other intangible assets on which amortization is now being taken over a 15-year period, will cause the calculation of their share of ServiceMaster's taxable income to include deductions which are expected to leave such persons with an allocation of no taxable income on such ServiceMaster shares or with negative taxable income on those shares. (If a limited partner is allocated negative taxable income on his or her ServiceMaster shares, it can be used to offset a like amount of positive taxable income on other ServiceMaster shares or gain upon the sale of ServiceMaster shares;
however, it can not be used to offset taxable income from other sources). Under these circumstances, cash distributions on such shares will decrease the tax basis of those shares by the amount of cash distributed and without an offsetting increase in basis attributable to the allocation of taxable income to those shares.
Accordingly, the amount of gain realized upon a taxable disposition of the shares will be greater than would be the case if the Section 754 election had not been made.

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

     Other Section 754-Related Matters. If a shareholder's adjusted basis in his or her Partnership
Shares is less than his or her proportionate share of adjusted basis of the Principal Partnerships' property at the time of acquisition of such Partnership Shares, such shareholder's share of adjusted basis of the Principal
Partnerships' property must be reduced to equal his or her basis in the Partnership Shares, resulting in adverse con sequences to such shareholder.
     A proper allocation of the adjustment among the various assets deemed purchased for purposes of Section
743(b) requires a determination of the relative value of the Principal Partnerships' assets at such time. The IRS may challenge any such allocations.

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

Termination of the Principal Partnerships for Tax
Purposes

     Code Section 708 provides that if 50% or more of the capital and profits interests in a partnership are sold or exchanged within a single 12-month period, the partnership will be considered to have terminated for tax purposes. Because of the structure of the Principal
Partnerships, it is likely that a Code Section 708 termination of the Public Partnership would result in a Code Section 708 termination of the Principal Subsidiary
Part nership as well. In view of the fact that Partnership Shares will be publicly traded, it is possible that shares representing 50% or more of the Public Partnership's capital and profits interests might be sold or exchanged within a single 12-month period. However, a share that changes hands several times during a 12-month period would only be counted once for purposes of determining whether a termination has occurred. If the Principal Partnerships should terminate for tax purposes, they would be deemed to have distributed their assets to their partners, who would then be deemed to have contributed the assets to new partnerships. The Principal Partnerships would have a new basis in their non-cash assets equal to the aggregate basis of the shareholders in their Partnership Shares prior to the termination plus any gain recognized by the shareholders in the termination, less any cash deemed distributed to the shareholders in connection with the termination. Accordingly, if the basis of the shareholders in their Partnership Shares is more or less than the Principal Partnerships' aggregate basis in their assets immediately prior to the termination, the Principal Partnerships' basis in their non-cash assets following the termination might have to be reallocated among those assets to reflect the relative fair market values of those assets at the time of termination. Such a reallocation may be favorable or unfavorable, depending on the circumstances.

     Generally, a shareholder would not recognize any taxable gain or loss as a result of the deemed pro rata distribution of Principal Partnership assets incident to a termination of the Principal Partnerships. A shareholder, however, would recognize gain to the extent, if any, that the shareholder's pro rata share of the Principal Partnerships' cash (and the reduction, if any in the shareholder's share of the Principal Partnerships' indebtedness as determined for purposes of Code Section
752) at the date of termination exceeded the adjusted tax basis of his Partnership Shares. Also, the Principal
Partnerships' taxable years would terminate. If the shareholder's taxable year were other than the calendar year, the inclusion of more than one year of the Principal Partnerships' income in a single taxable year of the shareholder could result. Also, new tax elections would be required to be made by the reconstituted partnerships. Finally, a termination of the Principal
Partnerships may cause the Principal Partnerships or their assets to become subject to unfavorable statutory or regulatory changes enacted prior to the termination but previously not applicable to the Principal
Partnerships or their assets because of protective
"transitional" rules. However, a constructive termination under Code Section 708 should not cause the Partnership to lose the benefits of the upto-10year grace period during which the application of new Code Section 7704 is postponed. See "Tax Status of the Principal
Partnerships" and "Publicly Traded Partnerships Treated as Corporations."

     The IRS has issued proposed regulations which provide that a termination of a partnership would be treated as a contribution by the terminated partnership of all of its assets and liabilities to a new partnership in exchange for all the interests in the new partnership. The terminated partnership would then be deemed to distribute the interests in the new partnership to the new partner and all remaining partners in liquidation of the terminated partnership. These proposed regulations would eliminate (i) any reallocation of basis among the non-cash assets of the Public
Partnership and (ii) the potential for gain recognizable by the shareholders upon a termination of the Public
Partnership. However, the Public Partnership's taxable year would still end; it would need to file new elections with the IRS and the termination could subject the Public
Partnership or its assets to unfavorable statutory or regulatory changes enacted prior to the termination but previously not applicable to the Public Partnership or its assets because of protective transitional rules.
     In order to preserve maximum liquidity for the Partnership Shares, the Public Partnership has not adopted procedures designed to prevent a deemed termination of the Principal Partnerships from occurring.
 An actual dissolution of the Principal Partnerships will result in the distribution to the shareholders of record of any assets remaining after payment of, or provision for, the Principal Partnerships' debts and liabilities.
To the extent that a shareholder is deemed to receive money (including any reduction in his share of Principal
Partnership liabilities as determined for purposes of Code Section 752) in excess of the basis of his Partnership Shares, such excess generally will be taxed as a capital gain, except to the extent of any unrealized receivables or substantially appreciated inventory items, as described above. See "Sale or Other Disposition of Shares." A shareholder will recognize a loss upon dissolution only if the liquidating distribution consists solely of cash, or of cash and unrealized receivables and appreciated inventory items, and then only to the extent that the adjusted basis of his Partnership Shares exceeds the amount of money received and his basis in such unrealized receivables and inventory items.
Minimum Tax on Tax Preference Items
   The Code provides for an alternative minimum tax on the excess of alternative minimum taxable income over an exemption amount. Although these rules are applicable to the shareholders of the Public Partnership, in fact the Public Partnership has had no preference items since inception and does not anticipate generating any preference items in the future.

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

   The IRS has announced that forthcoming Regulations will also treat an individual shareholder's net passive income from a publicly traded partnership (such as the Public
Partnership) as investment income under Code Section
163(d). Accordingly, the amount of an individual shareholder's net passive income if any from the Public
Partnership will be treated as investment income for purposes of Code Section 163(d). For this purpose, the computation of the amount of a shareholder's net passive income from the Public Partnership will take into account any passive activity deductions attributable to expenses of the shareholder that are incurred outside the Public
Partnership and are properly allocable to the interest in passive activities that the share holder holds through Partnership Shares. Thus, the amount of a shareholder's net passive income, if any, from the Public Part nership generally will be reduced on account of a portion of any interest incurred by the shareholder to finance the acquisition of Partnership Shares.
     Noncorporate shareholders are urged to consult their tax advisors with regard to the specific effect that limitations on the deduction of investment interest would have on their investment in the Public Partnership.

Tax-Exempt Entities, Individual Retirement Accounts and
Regulated Investment Companies

     Unrelated Business Taxable Income. Tax-exempt entities (including IRAs and trusts that hold assets of employee benefit or retirement plans) are subject to tax on certain income derived from a business regularly carried on by the entity that is unre lated to its exempt activities (i.e., "unrelated business taxable income"
("UBTI")). It is anticipated that nearly all of any taxexempt entity's share (whether or not distributed) of the Principal Partnerships' gross income will be treated as gross income from an unrelated business, and the tax-exempt entity's share of nearly all of the Principal
Partnerships' deductions will be allowed in computing the tax-exempt entity's UBTI.
     Tax-exempt shareholders other than those who benefit from the interplay between the Section 754 Election,
Section 197 and the SGP Trust as described on page 52 would be subject to tax on any UBTI to the extent that the sum of such UBTI (i.e., gross income net of deductions), if any, from their Partnership Shares and from other sources were to exceed $1,000 in any particular year. Moreover, even if their UBTI does not exceed $1,000 so that tax-exempt shareholders do not incur a Federal income tax liability, they nevertheless will be required to file income tax returns if their gross income included in computing such UBTI is $1,000 or more for any tax year.
     Investment Company Income. For purposes of determining whether a shareholder is a regulated investment company (within the meaning of Code Section
851), the shareholder's income derived from the Principal
Partnerships will be treated as income from dividends, interest and gains from the sale or other disposition of securities only to the extent the shareholder's income is attributable to such dividends, interest and gains realized by the Principal Partnerships.
Administrative Matters

     Information to Shareholders and Assignees. In addition to the required Schedule K1 to be furnished by the Public Part nership to holders of Partnership Shares during a particular taxable year, the Public Partnership intends to furnish detailed instructions and explanations advising recipients of the Schedule K1 as to how to fill out their own income tax returns. The infor mation will be provided within 90 days after the end of the Public Partnership's taxable year.

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

     Shareholders will be required to treat Public
Partnership items on their individual returns in a manner consistent with the treatment of those items on the Public Partnership's return, unless the shareholders file with the

IRS a statement identifying the inconsistency.
Examination of the Principal Partnerships' tax returns could result in an adjustment to the tax liability of a shareholder without any examination of the shareholder's tax return. In addition, any such audit could result in an audit of a shareholder's entire tax return and in adjustments to non partnership related items on that return.

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

     The Code provides for a penalty in the amount of 20% of any underpayment of tax attributable to a "substantial understatement of income tax." A "substantial understatement of income tax" is the amount of the understatement of tax on a taxpayer's return for a particular taxable year that exceeds the greater of $5,000 ($10,000 if the taxpayer is a corporation other than an S corpora tion or a personal holding company) or 10% of the tax required to be shown on the return for the year. As a general rule, the penalty will not be imposed with respect to underpayments attributable to items for which (i) there is or was substantial authority for the tax treatment afforded such items by the taxpayer, or
(ii) the relevant facts affecting the treatment of such items are adequately disclosed in the taxpayer's return or in a statement attached to the return and there was a reasonable basis for the position. The penalty will not apply with respect to any portion of a tax underpayment attributable to a substantial understatement of income tax if it is shown that there was a reasonable cause for such portion and that the taxpayer acted in good faith with respect to such portion. There can be no assurance that a shareholder will not have a substantial understatement of income tax as a result of the treatment of items of income, gain, loss, deduction and credit resulting from his investment in the Public Partnership or that the IRS will not contend that there is not substantial authority for the treatment on the shareholder's return of certain items of income, gain, loss, deduction and credit. If the IRS should challenge the treatment by the Principal
Partnerships for tax purposes of the various items of income, gain, loss, deduction and credit, and if a shareholder should fail to meet the substantial authority and adequate disclosure tests, a shareholder could incur a penalty for a substantial underpayment of taxes resulting from his investment in the Public
Partnership.

     Interest on Deficiencies. The Code provides that interest accrues on all tax deficiencies at a rate based on the Federal short-term rate plus 3 percentage points
(5 percentage points in certain cases involving underpayment by a C corporation of tax amounting to more than $100,000) and compounded daily. This interest applies to penalties as well as tax deficiencies.

     Backup Withholding. Distributions to shareholders whose Partnership Shares are held on their behalf by a broker may con stitute reportable payments subject to backup withholding. Backup withholding, however, would apply only if the shareholder (i) failed to furnish his Social Security number or other taxpayer identification number to the person subject to the backup withholding requirement (e.g., the broker) or
(ii) furnished an incorrect Social Security number or taxpayer identification number. If backup withholding were applicable to a shareholder, the person subject to the backup withholding requirement would be required to withhold 31% of each distribution to such shareholder and to pay such amount to the IRS on behalf of such shareholder. Amounts withheld under the backup withholding provisions are allowable as a refundable credit against a taxpayer's Federal income tax.

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

     Branch Profits Tax. Code Section 884 imposes a branch profits tax at the rate of 30 percent (or lower to the extent provided by any applicable income tax treaty) on the earnings and profits (after certain adjustments) of a U.S.
branch of a foreign corporation, if such earnings and profits are attributable to income effectively connected with a U.S.
trade or business.  The legislative history of Code
Section 884 indicates that the branch profits tax is intended to apply to foreign corporations that are partners in partnerships which have a U.S. trade or business. Thus, foreign corporations which own shares in the Public Partnership may be subject to the branch profits tax on earnings and profits attributable to the Principal Partnerships' income as well as federal income tax on their share of Partnership income. The earnings and profits (which are subject to branch profits tax) attributable to Partnership Shares held by a foreign corporation will, of course, reflect a reduction for Federal income taxes paid by the foreign corporate shareholder on its share of Partnership income.

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

   In addition to the Federal income tax consequences described above, prospective investors should consider state and local tax consequences of an investment in the Public Partnership. A shareholder's share of the taxable income or loss of the Principal Partnerships generally will be required to be included in determining his reportable income for state or local tax purposes. If the Public Partnership is treated as a corporation under Code Section 7704, as described above under "Tax Status of the Partnerships" -- "Publicly Traded Partnerships
Treated as Corporations," the Public Partnership may also be treated as a corporation for state tax purposes in those states which base state income taxes on Federal income tax laws.
     Management has been successful in filing a composite return on behalf of its individual shareholders in all states where the Principal Partnerships do business. The
Public Partnership will provide information each year to the shareholders as to the share of income and taxes paid on their behalf in each state. For those entities not included in the composite state return (corporations, partnerships and certain other entities), the Public
Partnership will provide the applicable state information.

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

SCHEDULE VIII

             SERVICEMASTER LIMITED PARTNERSHIP
               VALUATION AND QUALIFYING ACCOUNTS
                         (In thousands)
                                                                        Deductions-
                                 Balance at   Charged to  Reserves of  Write-offs of
                                 Beginning of Costs and    Acquired     Uncollectible  Balance at
        Classification              Period      Expenses   Companies     Accounts     End of Period
-----------------------------    -----------  ----------  -----------  -------------- -------------


AS OF DECEMBER 31, 1996:
  Allowance for doubtful accounts--

   Accounts receivable (current)    $18,029      20,517        ---        14,429        $24,117
   Notes receivable (current)       $ 2,439          59        ---           328        $ 2,170


AS OF DECEMBER 31, 1995:
  Allowance for doubtful accounts--

   Accounts receivable (current)   $17,610       16,878         94        16,553        $18,029
   Notes receivable (current)      $ 2,504          350        ---           415        $ 2,439


AS OF DECEMBER 31, 1994
  Allowance for doubtful accounts--

   Accounts receivable (current)   $17,563       15,428        531        15,912        $17,610
   Notes receivable (current)      $ 1,875          685         --            56        $ 2,504

                           59

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of ServiceMaster Limited Partnership:

We have audited in accordance with generally accepted auditing standards, the financial statements included in ServiceMaster Limited Partnership's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 22, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules included in Part IV in the Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These supporting schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                              Arthur Andersen LLP
Chicago, Illinois
January 22, 1997

(February 24, 1997, as to the pending transaction with WMX Technologies, Inc. and the acquisition of Barefoot
Inc. which are discussed in the footnotes to the financial statements.)

                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         SERVICEMASTER LIMITED
                         PARTNERSHIP, Registrant

                         By:  ServiceMaster Management
                              Corporation
                              (General Partner)


Date: March 21, 1997     By   /s/ C. WILLIAM POLLARD

                              C. William Pollard
                              Chairman


    Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the date indicated.

    Signature                   Title                          Date
-------------------------       -------------------------      --------------

/s/ C. WILLIAM POLLARD          Chairman and Director          March 21, 1997
  C. William Pollard

/s/ CARLOS H. CANTU             President and Chief Executive  March 21, 1997
  Carlos H. Cantu               Officer and Director

/s/ CHARLES W. STAIR            Vice Chairman and Director     March 21, 1997
  Charles W. Stair

/s/ ERNEST J. MROZEK            Senior Vice President and      March 21, 1997
  Ernest J. Mrozek              Chief Financial Officer
  (Principal Financial Officer)

/s/ PAUL W. BEREZNY, JR.        Director                       March 21, 1997
  Paul W. Berezny, Jr.




/s/ HENRY O. BOSWELL            Director                       March 21, 1997
   Henry O. Boswell

/s/ BRIAN GRIFFITHS             Director                       March 21, 1997
   Brian Griffiths

/s/ SIDNEY E. HARRIS            Director                       March 21, 1997
   Sidney E. Harris

/s/ HERBERT P. HESS             Director                       March 21, 1997
   Herbert P. Hess

/s/ MICHELE M. HUNT             Director                       March 21, 1997
   Michele M. Hunt

/s/ GUNTHER H. KNOEDLER         Director                       March 21, 1997
   Gunther H. Knoedler

/s/ JAMES D. McLENNAN           Director                       March 21, 1997
   James D. McLennan

/s/ VINCENT C. NELSON           Director                       March 21, 1997
   Vincent C. Nelson

/s/ KAY A. ORR                  Director                       March 21, 1997
   Kay A. Orr

/s/ DALLEN W. PETERSON          Director                       March 21, 1997
   Dallen W. Peterson


/s/ PHILLIP B. ROONEY           Director                       March 21, 1997
   Phillip B. Rooney

/s/ BURTON E. SORENSEN          Director                       March 21, 1997
   Burton E. Sorensen

/s/ DAVID K. WESSNER            Director                       March 21, 1997
   David K. Wessner



                         EXHIBITS INDEX

Exhibit No.   Description of Exhibit
-----------   --------------------------------------------

  2.1 Acquisition Agreement dated December 5, 1996 by and among ServiceMaster Limited Partnership,
       ServiceMaster Acquisition Corporation and Barefoot
       Inc. is incorporated by reference to Annex A-1 to the Offering Circular/Prospectus included as part of the Registration Statement on Form S-4 as filed by ServiceMaster Limited Partnership on January 17,
       1997 (SEC Registration No. 33317759).

  2.2 Plan and Agreement of Merger dated December 5, 1996 by and among ServiceMaster Limited Partnership,
       ServiceMaster Acquisition Corporation and Barefoot
       Inc. is incorporated by reference to Annex A-2 to the Offering Circular/Prospectus included as part of the Registration Statement on Form S-4 as filed by ServiceMaster Limited Partnership on January 17,
       1997 (SEC Registration No. 33317759).

  4.1  ServiceMaster Limited Partnership Agreement of Limited
       Partnership, as Amended and Restated on December 30,
       1986 is incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended
       December 31, 1986 (SEC File Number 0-3168)  (the
       "1986 10-K").

  4.2 Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of ServiceMaster Limited
       Partnership is incorporated by reference to Exhibit
       4.2 to the Annual Report on Form 10-K for the year ended December 31, 1987 (SEC File No. 1-9378) (the
       "1987 10K").

  4.3 Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of ServiceMaster Limited
       Partnership is incorporated by reference to Exhibit
       4.3 to the Annual Report on Form 10-K for the year ended December 31, 1988 (SEC File No. 1-9378) (the "1988 10
       K").

 4.4 Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of ServiceMaster Limited
       Partnership is incorporated by reference to Exhibit
       4.4 to the Annual Report on Form 10-K for the year ended December 31, 1989 (SEC File No. 1-9378) (the
       "1989 10K").

 4.5   Amended and Restated Agreement of Limited
       Partnership of ServiceMaster Limited Partnership, effective January 31, 1992, is incorporated by reference to Annex A to the Proxy
       Statement/Prospectus of ServiceMaster Limited
       Partnership and ServiceMaster Incorporated of
       Delaware dated December 11, 1991 (the "December 1991
       Proxy Statement/Prospectus").

 4.6   Amended and Restated Agreement of Limited
       Partnership of ServiceMaster Limited Partnership effective January 1, 1993 is incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended December 31, 1992 (SEC
       File No. 19378) (the "1992 10-K").

 4.7 The ServiceMaster Company Limited Partnership Agreement of Limited Partnership, as Amended and Restated on December 30, 1986 (the "Amended and Restated
       ServiceMaster Company Limited Partnership
       Agreement"), is incorporated by reference to
       Exhibit 4.2 to the 1986 10K.

 4.8  Amendment No. 1 to the Amended and Restated
      ServiceMaster Company Limited Partnership Agreement is incorporated by reference to Exhibit 4.5 to the 1988 10K.

 4.9  Amendment No. 2 to the Amended and Restated
      ServiceMaster Company Limited Partnership Agreement is incorporated by reference to Exhibit 4.7 to the 1989 10K.



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

10.3  Form of Deferred Compensation and Salary
      Continuation Agreement for Officers is incorporated by reference to Exhibit 10(c)(3) to the Annual
      Report on Form 10-K for the year ended December 31, 1980 (SEC File No. 03168) (the "1980 10-K").

10.4 Form of Deferred Directors Fee Agreement is incorporated by reference to Exhibit 10(c)(4) to the 1980 10-K.

10.5  Form of ServiceMaster Executive Share Subscription
      Program, Share Subscription and Purchase
      Agreement, Disclosure Confirmation, effective
      August 18, 1987, is incorporated by reference to
      Exhibit 10.5 to the 1987 10K.

10.6 Incentive Reward Compensation Plan is incorporated by reference to Exhibit 10(c)(6) to the 1980
      10-K.

10.7  ServiceMaster Industries Inc. Profit Sharing,
      Savings and Retirement Trust dated April 1, 1984 is incorporated by reference to Exhibit 10(c)(11) to the Annual Report on Form 10-K for the year ended
      December 31, 1985.

10.9  ServiceMaster Profit Sharing, Savings and Retirement
      Plan amended and restated effective January
      1, 1987 is incorporated by reference to the 1987 10
      K.

10.10 Form of the Share Grant Award Plan is incorporated by reference to Exhibit 10.12 to the 1987 10-K.

10.11 License Agreement by and among The ServiceMaster
      Company Limited Partnership, The Terminix
      International Company Limited Partnership and Duskin Co.,
      Ltd., dated May 11, 1987 is incorporated by reference to
      Exhibit 10.3 to the 1987 10-K.

10.12 Form of Executive Debenture Equity Program 9%
      Convertible Subordinated Debenture Due April 1,
      1995; Subscription to Purchase; Form of Call
      Agreement; Form of Promissory Note is incorporated by reference to Exhibit 10.14 to the 1987 10-K.

10.13  The Terminix International Company LP Profit Sharing
       Retirement Plan (previously known as Cook
       International, Inc. Profit Sharing Retirement
       Plan) effective January 1, 1984; Amendment No. One to The Terminix International Company L.P. Profit
       Sharing Retirement Plan effective January 1, 1986 and April 1, 1986; Amendment No. Two, effective
       April 1, 1986; Amendment No. Three, effective
       January 1, 1987 and January 1, 1988; The Terminix
       International Company L.P. Profit Sharing
       Retirement Trust, all of which are incorporated by reference to Exhibit 10.15 to the 1987 10-K.




10.14 ServiceMaster 10-Plus Plan is incorporated by reference to Exhibit 4.2 to the ServiceMaster
      Limited Partnership Registration Statement on Form
      S8 (No. 33-39148) filed with the SEC on February
      26, 1991 (the "10-Plus Registration Statement").

10.15 Form of Option Agreement for the
      ServiceMaster 10-Plus Plan is incorporated by reference to Exhibit 4.3 to the 10-Plus
      Registration Statement.

10.16 Form of Directors Deferred Fees Plan (ServiceMaster
      Shares Alternative) is incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 1990 (SEC File No. 1-9378)
      (the "1990 10-K")

10.17 Form of Directors Deferred Fees Agreement
      (ServiceMaster Shares Alternative) is incorporated by reference to Exhibit 10.19 of the 1990 10-K.

10.18 Form of ServiceMaster Deferred Fees Plan Trust is incorporated by reference to Exhibit 10.20 of the 1990 10K.

10.19  ServiceMaster 10-Plus  Plan as amended September 3,
       1991 is incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 10-K").

10.20  Form of Option Agreement for the ServiceMaster 10
       Plus Plan as amended September 3, 1991 is incorporated by reference to Exhibit 10.22 to the 1991 10K.

10.21  ServiceMaster 1994 Non-Employee Director Share Option
       Plan is incorporated by reference to Exhibit to
       the ServiceMaster Limited Partnership Registration
       Statement on Form S-8 (No. 33-    ) filed with the
       Securities and Exchange Commission on October 5,
       1994 (the "Directors Share Plan Registration
       Statement").

10.22  Form of Option Agreement for the
       ServiceMaster 1994 Non- Employee Director Share
       Option Plan is incorporated by reference to
       Exhibit 4.3 to the Directors Share Plan
       Registration Statement.

10.23 $300,000 Credit Agreement between ServiceMaster and certain Lenders dated August 31, 1995 and amendment there to dated October 15, 1996 is incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-4 as filed by ServiceMaster Limited Partnership on January 17,
       1997 (SEC Registration No. 333-17759).

10.24  Contribution Agreement dated December 31, 1995, among
       ServiceMaster Limited Partnership, ServiceMaster
       Consumer Services Limited Partnership, WMI Urban
       Services, Inc., and WMX Technologies, Inc., is incorporated by reference to Exhibit 1 to the Current Report on Form 8-K as filed by ServiceMaster Limited Partnership on January 15,
       1996 (the "January 15, 1996 8-K").

10.25  Option Agreement dated December 31, 1995 between
       ServiceMaster Limited Partnership, ServiceMaster
       Incorporated of Delaware, and WMI Urban Services,
       Inc. is incorporated by reference to Exhibit 2 to the January 15, 1996 8-K.

10.26 Relationship Agreement dated December 31, 1995 between ServiceMaster Limited
      Partnership,ServiceMaster Incorporated of Delaware,
      WMX Technologies, Inc. and WMI Urban Services, Inc.
      is incorporated by reference to Exhibit 3 to the January 15, 1996 8-K.




10.27 Share and Option Repurchase Agreement between
      ServiceMaster Limited Partnership, WMX
      Technologies, Inc. and WMUS Urban Services, Inc.
      dated February 18, 1997 is incorporated by reference to Exhibit 99.1 to the Current Report on Form 8K as filed by ServiceMaster Limited
      Partnership on February 19, 1997 (the "February 19,
      1997 8K").

10.28 ServiceMaster 1997 Share Option Plan

10.29 Form of Option Agreement for the ServiceMaster 1997
      Share Option Plan

11 Exhibit regarding detail of income per share computation for each of the three years ended
      December  31, 1995, 1994 and 1993.

13 The ServiceMaster Annual Report to Shareholders for the year ended December 31, 1996 (the "1996 Annual
      Report"). The parts of the 1996 Annual Report which are expressly incorporated into this report by reference shall be deemed filed with this report. All other parts of the 1996 Annual Report are furnished for the information of the Commission and are not filed with this report.

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

99.2  Amended and Restated Bylaws of ServiceMaster
      Management Corporation is incorporated by reference to Exhibit 28.2 to the 1986 10-K.

99.3 Common Stock Purchase Agreement entered into by certain purchasers of the Common Stock of ServiceMaster Management Corporation on December
      30, 1986 is incorporated by reference to Exhibit
      28.3 to the 1986 10K.

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

  A diagram captioned "Structure of ServiceMaster" is set forth on page 10. This diagram shows the principal holding and operating units within the ServiceMaster enterprise. The Registrant is shown at the top of the diagram and The ServiceMaster Company appears directly below the Registrant. The four principal segments of ServiceMaster are set forth below. The principal operating units within each segment are then depicted.
Reference is made to the "Notes to Organizational
Structure Chart" on pages 13-17 for a further explanation of the diagram.

      A Performance Graph is set forth on page 35 which consists of a line graph which compares the yearly percentage change in ServiceMaster's cumulative total shareholder return on its limited partner shares (computed in accordance with the Item 302(d) of Reg. S-K) with the cumulative return on the stocks of the companies within the S&P 500 Index and with the Dow Jones Consumer Services Index over the five year period from January 1, 1992 to December 31, 1996. The chart shows that
      ServiceMaster outperformed both indices in 1992, 1993, 1994, 1995 and 1996 by wide margins over the last four years.