Form 10-Q
period 1997-03-31
SERVICEMASTER LTD PARTNERSHIP
filed 1997-05-14
CIK 806027

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549


                                       FORM 10-Q


         ___X___ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 1997
                                                    --------------

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

Indicate the number of shares outstanding of each of the issuer's classes of shares: 182,753,179 shares on May 7, 1997. (This reflects the repurchase of 40.7 million (post split) shares from WMX Technologies Inc. on April 1, 1997 and the three-for-two share split declared May 9, 1997 and payable to shareholders of record as of June 11, 1997.)

This document consists of 11 pages, including the cover page.

                                  TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
SERVICEMASTER LIMITED PARTNERSHIP (Registrant) -

Part I.  Financial Information
------   ---------------------

Consolidated Statements of Income for the
   three months ended March 31, 1997 and March 31, 1996                        2

Consolidated Statements of Financial Position
   as of March 31, 1997 and December 31, 1996                                  3

Consolidated Statements of Cash Flows for the three months
   ended March 31, 1997 and March 31, 1996                                     4

Notes to Consolidated Financial Statements                                     5

Management Discussion and Analysis of Financial
   Position and Results of Operations                                          6


Part II.  Other Information
-------   -----------------

Exhibit 11 - Exhibit Regarding Detail of Income
   Per Share Computation                                                       9

Signature                                                                     10



                                     PART I. FINANCIAL INFORMATION


                                   SERVICEMASTER LIMITED PARTNERSHIP
                                   Consolidated Statements of Income
                                 (In thousands, except per share data)


                                                                           Three Months Ended
                                                                                  March 31,
                                                                        1997                1996
                                                                     -----------          --------

Operating Revenue..............................................     $    817,136        $     740,299

Operating Costs and Expenses:
Cost of services rendered
  and products sold............................................          657,145              598,183
Selling and administrative expenses............................          101,391               91,779
                                                                     -----------          -----------

Total operating costs and expenses.............................          758,536              689,962
                                                                     -----------          -----------

Operating Income...............................................           58,600               50,337

Non-operating Expense (Income):
Interest expense...............................................           10,392                8,918
Interest and investment income.................................           (2,567)              (2,679)
Minority interest*.............................................            2,148                1,837
                                                                     -----------          -----------

Income before Income Taxes.....................................           48,627               42,261
Provision for income taxes.....................................            1,767                1,748
                                                                     -----------          -----------

Net Income.....................................................     $     46,860        $      40,513
                                                                     ===========          ===========

Net Income Per Share...........................................            $ .21                $ .19
                                                                           =====                =====

Cash Distributions Per Share...................................            $ .11                $ .11
                                                                           =====                =====


Net income per share is based on 220,803 shares and 218,243 shares for the three months ended March 31, 1997 and 1996, respectively. All share and per share data have been restated to reflect the three-for-two share split declared May 9, 1997 and payable to shareholders of record as of June 11, 1997.

The  Partnership  is  not  currently  subject to federal and state income taxes.
However,  under  current  law,  this  tax status will expire at the end of 1997, after  which  the Partnership will be taxed as a corporation.  A reincorporating plan  has been approved by the shareholders and the Partnership currently expect to reincorporate, on a tax-free basis to shareholders, by December 31, 1997.  It is  currently estimated that the effective tax rate upon reincorporation will be
approximately  40  percent  of  pretax  earnings.   This estimate is necessarily
subject  to  change based on changes in circumstances, statutory tax rates, etc.
Proforma  earnings  per  share would be $.13 in 1997, and $.11 in 1996, assuming reincorporation had occurred at the beginning of each respective year.

* Includes General Partners' interest of $936 and $818 for the three months ended March 31, 1997 and 1996, respectively.

                            See Notes to Consolidated Financial Statements



                                   SERVICEMASTER LIMITED PARTNERSHIP
                             Consolidated Statements of Financial Position
                                            (In thousands)

                                                                                  As of
                                                                         March 31,      December 31,
                                                                           1997             1996
                                                                       ------------     ------------
Assets

Current Assets:
Cash and marketable securities, including cash and
   cash equivalents of $43,182 and $72,009, respectively............. $      85,852   $      114,413
Accounts and notes receivable, less allowances of $25,835
   and $26,287, respectively.........................................       287,546          270,401
Inventories..........................................................        53,099           43,529
Prepaid expenses and other assets....................................       132,142           70,991
                                                                       ------------    -------------
    Total current assets.............................................       558,639          499,334
                                                                       ------------    -------------

Property and Equipment:
   At cost...........................................................       337,369          320,713
   Less:  accumulated depreciation...................................       185,295          174,313
                                                                       ------------    -------------
    Net property and equipment.......................................       152,074          146,400
                                                                       ------------    -------------

Intangible assets, primarily trade names and goodwill,
   net of accumulated amortization of $178,051
   and $170,623, respectively........................................     1,351,020        1,088,444
Notes receivable, long-term securities, and other assets.............       123,891          112,663
                                                                       ------------    -------------

    Total assets.....................................................$    2,185,624   $    1,846,841
                                                                       ============    =============


Liabilities And Shareholders' Equity

Current Liabilities:
Accounts payable.....................................................$       76,697   $       66,025
Accrued liabilities..................................................       230,392          205,567
Deferred revenues....................................................       183,555          138,339
Current portion of long-term obligations.............................        17,912           15,621
                                                                       ------------    -------------
    Total current liabilities........................................       508,556          425,552
                                                                       ------------    -------------

Long-Term Debt.......................................................       572,863          482,315
Other Long-Term Obligations..........................................       130,010          125,299
Commitments and Contingencies .......................................

Minority and General Partners' Interest
   includes General Partners' interest of
   $1,222 in 1997 and $1,604 in 1996.................................         2,003           16,908

Shareholders' Equity.................................................       972,192          796,767
                                                                       ------------    -------------

    Total liabilities and shareholders' equity.......................$    2,185,624   $    1,846,841
                                                                       ============    =============


                            See Notes to Consolidated Financial Statements



                                   SERVICEMASTER LIMITED PARTNERSHIP

                                 Consolidated Statements of Cash Flows
                                             (In thousands)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                               1997             1996
                                                                          ------------      ------------


Cash and Cash Equivalents at January 1................................  $       72,009     $      23,113

Cash Flows from Operations:

Net Income............................................................          46,860            40,513
    Adjustments to reconcile net income
    to net cash flows from operations:
       Depreciation...................................................          10,972             9,552
       Amortization...................................................           7,428             5,667
       Change in working capital, net of acquisitions:
         Receivables..................................................         (12,403)           (4,697)
         Inventories and other current assets.........................         (65,210)          (71,216)
         Accounts payable.............................................           2,906             2,847
         Deferred revenues............................................          39,197            27,426
         Accrued liabilities..........................................            (642)            5,841
       Minority interest and other, net...............................           1,320             4,958
                                                                         -------------      ------------
Net Cash Provided from Operations.....................................          30,428            20,891
                                                                         -------------      ------------

Cash Flows from Investing Activities:
    Business acquisitions, net of cash acquired.......................         (96,405)          (21,390)
    Property additions................................................         (12,970)           (9,859)
    Notes receivable and financial investments........................          (1,558)            5,848
    Payments to sellers of acquired businesses........................          (1,062)             (787)
    Net purchases of investment securities............................            (763)           (1,852)
    Sale of equipment and other assets ..............................              553               389
                                                                         -------------      ------------
Net Cash Used for Investing Activities................................        (112,205)          (27,651)
                                                                         -------------      ------------

Cash Flows from Financing Activities:
    Borrowings, net...................................................         100,785            63,892
    Payments of borrowings and other obligations......................         (14,618)           (7,851)
    Distributions to shareholders and shareholders' trust.............         (24,815)          (23,265)
    Purchase of treasury shares.......................................         (10,151)          (26,519)
    Proceeds from employee share option plans.........................           1,957             1,820
    Distributions to holders of minority interests....................            (208)           (2,178)
                                                                         -------------      ------------
Net Cash Provided from Financing Activities...........................          52,950             5,899
                                                                         -------------      ------------

Cash Decrease during the Period.......................................         (28,827)             (861)
                                                                         -------------      ------------

Cash and Cash Equivalents at March 31.................................  $       43,182     $      22,252
                                                                         =============     =============


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

Note 2: The consolidated financial statements included herein have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest Annual Report to shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1996. In the opinion of the Partnership, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position of ServiceMaster Limited Partnership as of March 31, 1997 and December 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996, have been included. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

Note 3: For interim accounting purposes, certain costs directly associated with the generation of lawn care revenues are initially deferred and recognized as expense as the related revenues are recognized. All such costs are fully recognized within the fiscal year in which they are incurred.

Note 4: On May 9, 1997, the Partnership's Board of Directors declared a three-for-two share split effective June 25, 1997, for shareholders of record on June 11, 1997. All share and per share data have been restated for all periods presented to reflect this three-for-two split.

Note 5: In February 1997, the FASB issued Statement No. 128, "earnings per share" (SFAS 128). SFAS 128 is effective for financial statements for periods ending after December 15, 1997. Therefore, the Partnership will adopt this statement and reflect its disclosure in the Partnership's 1997 annual report. SFAS 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution from options, debentures or other financial instruments and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could participate in the earnings of an entity. This statement requires that prior period earnings per share data presented be restated. First quarter 1997 earnings per share data on a restated basis would reflect basic earnings per share of $.22 and diluted earnings per share of $.21.

Note 6: In the Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996 is presented in the following table. The increase in interest paid in 1997 is primarily due to the timing of payments as well as overall higher debt balances.

                                                                   (In thousands)
                                                                  1997        1996
                                                               ---------   ---------
Cash paid or received for:
Interest expense............................................  $   10,842  $    6,657
Interest and dividend income................................  $    1,942  $    1,815


                          SERVICEMASTER LIMITED PARTNERSHIP
                         MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996
-------------------------------------------------

Revenues increased 10 percent over the first quarter of 1996 to $817 million reflecting solid 7 percent growth from base operations and the effect of acquisitions. The two recent acquisitions (Premier Manufacturing Support Services which was acquired late last year and Barefoot Inc. ("Barefoot") which was purchased in February, 1997) added incremental revenues that more than offset the adverse impact from the termination of a large contract in the Management Services segment. Operating income increased 16 percent, to $58.6 million while margins improved to 7.2 percent of revenue (from 6.8 percent of revenue in 1996), reflecting growth in the higher margin business units. Net income was $46.9 million, reflecting a 16 percent increase over one year ago while net income per share was $.21, representing an increase of 11 percent. The first quarter is typically the slowest quarter of the year due to the investments made in the seasonal lawn care and pest control operations.

The Consumer Services business unit achieved strong double digit increases in revenues and profits. The two largest companies, TruGreen-ChemLawn and Terminix each had strong internal revenue growth, and combined with the successful integration of the Barefoot customers, contributed to an overall 17 percent increase in segment revenues. The TruGreen-ChemLawn operations experienced a strong start with first quarter results reflecting favorable weather conditions throughout many parts of the country, which contrasted to harsh conditions last year, and resulted in acceleration of initial service applications in the first quarter of 1997. The company also achieved a favorable response to its pre-season marketing program which lays the foundation for growth in future quarters. Terminix achieved good increases in revenues and significantly improved margins reflecting favorable weather conditions, strong cost controls and good growth in the high margin renewal business. American Home Shield achieved very strong double digit increases in both revenues and profits, with sharp increases in gross contracts written, as well as continued improvements in the rate and magnitude of contract renewals. Merry Maids and Residential/Commercial reported profits consistent with last year but achieved solid revenue growth for the quarter, reflecting the continued conversion of franchises and distributorships to company owned operations as well as the growth in disaster restoration services.

The Management Services business unit achieved a solid overall increase in revenues primarily reflecting the Premier acquisition, with a modest increase in profits for the quarter. The health care market, which includes Diversified Health Services, achieved a good increase in profits with improved sales and customer retention. Diversified Health Services and the traditional Management Services' long term care accounts performed well reflecting strong revenue and profit growth which was offset by declines in the acute care sector of the market due to continued competitive pressures. Revenues and profits in the education market declined due to the loss of a significant contract and initial investments at several new accounts. The business and industry group achieved excellent growth in revenues and profits, resulting from the Premier acquisition as well as increased margins at several accounts.

The International operations achieved modest revenue growth with profits below prior year levels reflecting investments in the European joint ventures and unfavorable currency exchange rates.

Cost of services rendered and products sold increased 10 percent due to general business growth, but decreased as a percentage of revenue from 80.8 percent in 1996 to 80.4 percent in 1997. This decrease primarily reflects the changing mix of the business as Consumer Services increases in size in relationship to the overall business of the Partnership. The Consumer Services business units generally operate at higher gross profit levels than the other major business units but also incur somewhat higher selling and administrative expenses.

Selling and administrative expenses increased 11 percent due to general business growth. As a percent of revenue, selling and administrative expenses were consistent with 1996 levels at 12.4 percent.

Interest expense increased over the prior year primarily due to increased debt levels associated with the purchase of Barefoot. The increase in the provision for taxes is attributable to strong growth at American Home Shield (which is organized in the corporate form and subject to taxes) offset by reduced requirements in foreign tax payments.

FINANCIAL  POSITION
-------------------

Net cash provided from operations of $30.4 million was 46 percent above first quarter 1996, reflecting increased prepayments for services in the lawn care operations combined with accelerated production due to favorable weather conditions and the timing of the Barefoot acquisition. Due to the seasonality of the lawncare and pest control operating cycles, the Partnership's working capital needs are the highest during the first quarter. Management believes that funds generated from operations and other existing resources will continue to be adequate to satisfy the ongoing working capital needs of the Partnership.

On February 24, 1997, the Partnership completed the acquisition of Barefoot, the second largest professional residential lawn care services company in the United States for approximately $237 million, consisting of $146 million of Partnership's shares and the remainder in cash.

The increase in accounts and notes receivable over year end levels reflects an increase due to general business growth, increased seasonal activity in the Consumer Services segment and the acquisition of Barefoot.

The increase in inventories is a result of normal seasonal build-ups in the pest control and lawncare businesses. Prepaids and other assets have increased from year end as the lawncare operation defers certain marketing costs that are incurred during the first quarter but are directly associated with revenues that are realized in subsequent quarters of the current year. These costs are then amortized over the balance of the current lawncare production season, as the related revenues are recognized. Deferred revenues also increased significantly, reflecting strong growth and increases in customer prepayments for lawncare services.

Property and equipment increased primarily due to business growth in the Consumer and Management Services business units as well as the acquisition of Barefoot in the first quarter of 1997.

Intangible assets increased from year end, primarily reflecting the effect of the acquisition of Barefoot. The increase in other assets is also primarily due to Barefoot.

Accounts payable and other liabilities increased from year end reflecting seasonal activity in the Consumer Services businesses and the acquisition of Barefoot. Debt levels increased due to the seasonal nature of the Partnership's operating cash flows, combined with the effects of the Barefoot acquisition and share repurchases. The Partnership is a party to a number of long-term debt agreements which require it to maintain compliance with certain financial covenants, including limitations on indebtedness, restricted payments, fixed charge coverage ratios and net worth. The Partnership is in compliance with the covenants related to these debt agreements.

Total shareholders' equity increased to $972 million in 1997 from $797 million at December 31, 1996 reflecting strong earnings growth as well as the shares issued to acquire Barefoot, partially offset by distributions and treasury share repurchases. In December, 1995, the Board of Directors of the Partnership authorized the repurchase of up to $150 million of outstanding Partnership shares in the open market or in privately-negotiated transactions. As of March 31, 1997, approximately $62 million of the total amount authorized had not yet been expended. Cash distributions paid directly to shareholders totalled $24 million or $.11 per share an increase of 6 percent.

On April 1, 1997, ServiceMaster repurchased the entire 19 percent ownership interest that WMX Technologies, Inc. ("WMX") had held in the Partnership for approximately $626 million. WMX had owned 40.7 million restricted shares of ServiceMaster, and also had an option to purchase an additional 2.8 million shares which was cancelled as part of the transaction. This transaction is expected to be immediately additive to earnings per share and will provide significant, incremental tax benefits to the company. The transaction was financed with a new $1 billion multi-currency revolving credit agreement, which provides a 364 day revolving credit facility of $250 million with a one year term loan option (two year total term) and a five year revolving credit facility of $750 million. Management is evaluating a number of long-term financing alternatives for both this transaction and the cash portion of the Barefoot acquisition. Subject to market conditions, the Partnership currently anticipates that approximately 50 percent of the $858 million combined value of the WMX and Barefoot transactions will be ultimately refinanced through equity issuances within the next two years.


                                             Part II.  OTHER INFORMATION

                                          SERVICEMASTER LIMITED PARTNERSHIP
                                                     Exhibit 11
                              EXHIBIT REGARDING DETAIL OF INCOME PER SHARE COMPUTATION
                                        (In thousands, except per share data)

                                                                             Three Months Ended
                                                                                   March 31,
                                                                       1997                      1996
                                                                      -----                     -----

Net income.....................................................$     46,860             $      40,513

Interest on convertible debentures.............................         465                       472
                                                                 ----------               -----------

Net income for fully diluted calculation.......................$     47,325             $      40,985
                                                                 ==========               ===========

Shares used for computing
  primary earnings per share--

Shares outstanding on weighted
  average basis................................................     216,309                   212,121

Equivalent shares--
  Options and subscriptions outstanding........................       4,494                     6,122
                                                                 ----------               -----------

Weighted average and
  equivalent shares for primary calculation....................     220,803                   218,243
                                                                 ==========               ===========

Primary earnings per share.....................................      $  .21                    $  .19
                                                                     ======                    ======

Shares used for computing fully
 diluted earnings per share--

Shares outstanding
 (weighted average basis with options and subscriptions).......     221,175                   218,504

Equivalent shares--
Shares issuable upon conversion of
  convertible debentures.......................................       3,627                     3,627
                                                                 ----------               -----------

Weighted average and equivalent shares
  for fully diluted calculation................................     224,802                   222,131
                                                                 ==========               ===========

Fully diluted earnings per share...............................       $ .21                    $  .18
                                                                      =====                    ======


All share and per share data have been restated to reflect the three-for-two share split declared May 9, 1997 and payable to shareholders of record as of June 11, 1997.


                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1997


                          SERVICEMASTER LIMITED PARTNERSHIP
                          (Registrant)

                          By:         /s/Steven C. Preston
                             ----------------------------------------------
                                         Steven C. Preston
                          Senior Vice President and Chief Financial Officer