Form 10-Q
period 1997-06-30
SERVICEMASTER LTD PARTNERSHIP
filed 1997-08-05
CIK 806027

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


         X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
        ---      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
        ---      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

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

Indicate the number of shares outstanding of each of the issuer's classes of shares: 182,765,381 shares on July 29, 1997. (This reflects the repurchase of 40.7 million (post split) shares from WMX Technologies Inc. on April 1, 1997 and the three-for-two share split declared May 9, 1997 and payable to shareholders of record as of June 11, 1997.)

This document consists of 13 pages, including the cover page.

                                TABLE OF CONTENTS

                                                                        Page
                                                                         No.
                                                                        ----
SERVICEMASTER LIMITED PARTNERSHIP (Registrant) -
Part I.  Financial Information

Consolidated Statements of Income for the three and
    six months ended June 30, 1997 and June 30, 1996                      2

Consolidated Statements of Financial Position
    as of June 30, 1997 and December 31, 1996                             3

Consolidated Statements of Cash Flows for the six months
    ended June 30, 1997 and June 30, 1996                                 4

Notes to Consolidated Financial Statements                                5

Management Discussion and Analysis of Financial
    Position and Results of Operations                                    6


Part II.  Other Information

Exhibit 11 - Exhibit Regarding Detail of Income
    Per Share Computation                                                11

Signature                                                                12



                          PART I. FINANCIAL INFORMATION

                        SERVICEMASTER LIMITED PARTNERSHIP
                        Consolidated Statements of Income
                      (In thousands, except per share data)


                                           Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,
                                           1997           1996          1997           1996
                                           ----           ----          ----           ----

Operating Revenue .................   $ 1,010,794    $   916,931    $ 1,827,930    $ 1,657,230

Operating Costs and Expenses:
Cost of services rendered
 and products sold ................       753,534        695,426      1,410,679      1,293,609
Selling and administrative expenses       158,823        138,597        260,214        230,376
                                          -------        -------      ---------      ---------

Total operating costs and expenses        912,357        834,023      1,670,893      1,523,985
                                          -------        -------      ---------      ---------

Operating Income ..................        98,437         82,908        157,037        133,245

Non-operating Expense (Income):
Interest expense ..................        20,800          9,904         31,192         18,822
Interest income ...................        (2,746)        (2,451)        (5,313)        (5,130)
Minority interest* ................         2,015          2,761          4,163          4,598
                                            -----          -----         ------         ------

Income before Income Taxes ........        78,368         72,694        126,995        114,955
Provision for income taxes ........         2,661          1,430          4,428          3,178
                                            -----          -----        -------        -------

Net Income ........................   $    75,707    $    71,264    $   122,567    $   111,777
                                      ===========    ===========    ===========    ===========

Net Income Per Share ..............     $     .40      $     .33      $     .60      $     .51
                                        =========      =========      =========      =========

Cash Distributions Per Share ......     $ .11 1/3      $ .10 2/3      $ .22 2/3      $ .21 1/3
                                        =========      =========      =========      =========


Net income per share is based on 187,135 shares and 217,254 shares for the three months ended
June 30, 1997 and 1996, respectively,  and 203,873 shares and 217,748 shares for the six months  ended  June 30,  1997 and 1996  respectively.  All share and per share data have been restated to reflect the three-for-two  share split declared
May 9, 1997 and payable to shareholders of record as of June 11, 1997.

The  Partnership  is not  currently  subject to federal and state income  taxes.
However, under current law, this tax status will expire at the end of 1997, after which the Partnership will be taxed as a corporation. A reincorporating plan has been approved by the shareholders and the Partnership currently expects to reincorporate, on a tax-free basis to shareholders, by December 31, 1997. It is currently estimated that the effective tax rate upon reincorporation will be approximately 40 percent of pretax earnings. This estimate is necessarily subject to change based on changes in circumstances, statutory tax rates, etc.
Proforma  earnings per share would be $.25,  and $.20 for the three months ended
June 30, 1997 and 1996,  respectively and $.37 and $.31 for the six months ended
June 30, 1997 and 1996, respectively, assuming reincorporation had occurred at the beginning of each respective year.

* Includes General Partners' interest of $1,553 and $1,453 for the three months ended June 30, 1997 and 1996, respectively, and $2,489 and $2,271 for the six months ended June 30, 1997 and 1996, respectively.

                 See Notes to Consolidated Financial Statements


                                                     SERVICEMASTER LIMITED PARTNERSHIP
                                               Consolidated Statements of Financial Position
                                                              (In thousands)

                                                                                                   As of
                                                                                       June 30,             December 31,
                                                                                         1997                   1996
                                                                                    ----------------       ---------------
Assets

Current Assets:
Cash and marketable securities, including cash and
   cash equivalents of $38,972 and $72,009, respectively........................  $           91,047    $          114,413
Accounts and notes receivable, less allowances of $31,810
   and $26,287, respectively....................................................             320,851               270,401
Inventories.....................................................................              52,020                43,529
Prepaid expenses and other assets...............................................             115,505                70,991
                                                                                   -----------------     -----------------
     Total current assets.......................................................             579,423               499,334
                                                                                   -----------------     -----------------

Property and Equipment:
   At cost......................................................................             339,010               320,713
   Less:  accumulated depreciation..............................................             187,871               174,313
                                                                                   -----------------     -----------------
     Net property and equipment.................................................             151,139               146,400
                                                                                   -----------------     -----------------

Intangible assets, primarily trade names and goodwill,
   net of accumulated amortization of $190,658
   and $170,623, respectively...................................................           1,356,840             1,098,466
Notes receivable, long-term securities, and other assets........................             112,344               102,641
                                                                                   -----------------     -----------------

     Total assets...............................................................  $        2,199,746    $        1,846,841
                                                                                   =================     =================


Liabilities And Shareholders' Equity

Current Liabilities:
Accounts payable................................................................  $           77,363    $           66,025
Accrued liabilities.............................................................             226,044               205,567
Deferred revenues...............................................................             179,136               138,339
Current portion of long-term obligations........................................              16,324                15,621
                                                                                   -----------------     -----------------
     Total current liabilities..................................................             498,867               425,552
                                                                                   -----------------     -----------------

Long-Term Debt..................................................................           1,166,506               482,315
Other Long-Term Obligations.....................................................             128,875               125,299
Commitments and Contingencies ..................................................

Minority and General Partners' Interest
   includes General Partners' interest of
   $1,812 in 1997 and $1,604 in 1996............................................               2,939                16,908

Shareholders' Equity............................................................             402,559               796,767
                                                                                   -----------------     -----------------

     Total liabilities and shareholders' equity.................................  $        2,199,746    $        1,846,841
                                                                                   =================     =================


                           See Notes to Consolidated Financial Statements



                        SERVICEMASTER LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                         1997                      1996
                                                                                   ------------------        ----------------


Cash and Cash Equivalents at January 1..........................................  $            72,009       $          23,113

Cash Flows from Operations:

Net Income  ....................................................................              122,567                 111,777
     Adjustments to reconcile net income
     to net cash flows from operations:
         Depreciation...........................................................               22,318                  19,901
         Amortization...........................................................               20,035                  15,642
         Change in working capital, net of acquisitions:
           Receivables..........................................................              (41,729)                (40,348)
           Inventories and other current assets.................................              (47,011)                (54,213)
           Accounts payable.....................................................                3,635                  11,044
           Deferred revenues....................................................               34,473                  19,905
           Accrued liabilities..................................................               (4,667)                    181
         Minority interest and other, net.......................................                 (451)                  4,268
                                                                                    ------------------        ---------------
Net Cash Provided from Operations...............................................              109,170                  88,157
                                                                                    ------------------        ----------------

Cash Flows from Investing Activities:
     Business acquisitions, net of cash acquired................................             (103,145)                (30,718)
     Property additions.........................................................              (23,384)                (23,470)
     Notes receivable and financial investments.................................               (7,939)                     13
     Sale of equipment and other assets ........................................                2,727                     863
     Payments to sellers of acquired businesses.................................               (2,102)                 (1,685)
     Net purchases of investment securities.....................................               (1,134)                (10,463)
     Proceeds from sale of businesses...........................................                    -                   4,526
                                                                                    ------------------        ----------------
Net Cash Used for Investing Activities..........................................             (134,977)                (60,934)
                                                                                    ------------------        ----------------

Cash Flows from Financing Activities:
     Borrowings, net............................................................              827,950                 103,959
     Purchase of Partnership shares.............................................             (640,785)                (44,219)
     Payments of borrowings and other obligations...............................             (150,170)                (44,743)
     Distributions to shareholders and shareholders' trust......................              (48,402)                (45,027)
     Proceeds from employee share option plans..................................                4,701                   2,917
     Distributions to holders of minority interests.............................                 (524)                 (2,769)
                                                                                    ------------------        -----------------
Net Cash Used for Financing Activities..........................................               (7,230)                (29,882)
                                                                                    ------------------       -----------------

Cash Decrease during the Period.................................................              (33,037)                 (2,659)
                                                                                    ------------------        ----------------

Cash and Cash Equivalents at June 30............................................  $            38,972       $          20,454
                                                                                    ==================       =================


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

Note 2: The consolidated financial statements included herein have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest Annual Report to shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1996. In the opinion of the Partnership, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position of ServiceMaster Limited Partnership as of June 30, 1997 and December 31, 1996, and the results of operations for the three month and six month periods ended June 30, 1997 and 1996, and the cash flows for the six months ended June 30, 1997 and 1996 have been included. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

Note 3: For interim accounting purposes, certain costs directly associated with the generation of lawncare revenues are initially deferred and recognized as expense as the related revenues are recognized. All such costs are fully recognized within the fiscal year in which they are incurred.

Note 4: On May 9, 1997, the Partnership's Board of Directors declared a three-for-two share split effective June 25, 1997, for shareholders of record on June 11, 1997. All share and per share data have been restated for all periods presented to reflect this three-for-two split.

Note 5: In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 is effective for financial statements for periods ending after December 15, 1997. Therefore, the Partnership will adopt this Statement and reflect its disclosure in the Partnership's 1997 annual report. SFAS 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution from options, debentures or other financial instruments and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could participate in the earnings of an entity. This Statement requires that prior period earnings per share data presented be restated. Earnings per share data on a restated basis would reflect basic earnings per share of $.42 and $.62 for the three and six months ended June 30, 1997, respectively and diluted earnings per share of $.40 and $.59 for the three and six months ended June 30, 1997, respectively.

Note 6: In the Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of six months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996 is presented in the following table. The increase in interest paid in 1997 from 1996 is primarily due to overall higher debt balances reflecting the WMX share repurchase and acquisitions.

                                                                                              (In thousands)
                                                                                          1997              1996
                                                                                     -------------    ------------
Cash paid or received for:
--------------------------
Interest expense..................................................................  $       23,385   $      17,890
Interest and dividend income......................................................  $        3,901   $       3,668

                        SERVICEMASTER LIMITED PARTNERSHIP
                       MANAGEMENT DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996
---------------------------------------------------

Revenues increased 10 percent to $1.0 billion in the second quarter of 1997, reflecting solid growth from base operations and the effect of acquisitions. Operating income increased 19 percent to $98.4 million while margins improved to
9.7 percent of revenue, reflecting the continued strong growth of our higher margin businesses, productivity improvements, and the integration of the acquired Barefoot operations. Net income was $75.7 million, reflecting a 6 percent increase over one year ago while net income per share was $.40, representing an increase of 21 percent. Earnings per share grew at a higher rate than net income due to the transaction with WMX Technologies, Inc. (WMX) in which the Partnership repurchased WMX's 19 percent ownership interest (40.7 million shares) for $626 million on April 1, 1997. This transaction served to significantly increase interest expense and reduce shares outstanding.

The Consumer Services business unit achieved double digit increases in revenues and profits reflecting the successful integration of the Barefoot business and good growth from base operations. The TruGreen-ChemLawn operations achieved strong double digit growth in revenues and profits reflecting the Barefoot acquisition, improved branch efficiencies, strong sales of ancillary products and favorable weather conditions. On July 24, 1997, ServiceMaster purchased the Orkin Plantscaping and Lawncare Divisions from Rollins, which increases the Company's market penetration, expands geographic coverage of existing plantscaping operations and provides the ability to integrate additional lawncare customers into current operations. Terminix achieved modest growth in revenues while profits were consistent with last year. The weather, which was favorable for the lawncare business, provided challenges in the termite operations as the cool weather produced lower termite activity. The impacts from unfavorable weather and increased termite damage claims were offset by continued strong growth in customer renewals and the benefits from productivity initiatives. American Home Shield achieved very strong double digit increases in both revenues and profits, with excellent increases in contract renewals and direct to consumer sales. This is consistent with the overall strategy to reduce the company's reliance on real-estate sales. Residential/Commercial reported revenue and profit growth reflecting an increase in company owned distributors and solid increases in fee income. Merry Maids achieved solid increases in revenues, primarily due to growth in acquired branch operations, with modest overall profit growth despite the impact of the extraordinarily tight labor markets.

The Management Services business unit achieved a strong increase in revenues primarily reflecting the Premier acquisition and, to a lesser degree, growth in the base business. Management Services reported modest growth in net income, excluding the effects of a non-recurring transaction gain recorded last year at Diversified Health Services. Actual reported profits were slightly lower than the prior year level. The health care market, which includes Diversified Health Services, achieved solid revenue increases and good profit growth from base operations. These results reflect productivity gains and growth in the long term care operations which offset the continued challenges experienced in the traditional acute care business. Within the acute care sector, good growth was realized from sales of the integrated service product which provides comprehensive service solutions to clients. The business and industry group achieved significant revenue and profit growth, resulting from the successful integration of the Premier acquisition as well as modest growth in the base business. Revenues and profits in the education market declined due to the discontinuation of a large contract and margin pressures in certain accounts.

Revenues from the International operations were consistent with prior year while profits were below last year's level, reflecting anticipated investments in the facilities management joint venture in Germany and unfavorable currency exchange rates. European pest control services, offered through Terminix Europe, achieved good increases in revenues and profits.

Cost of services rendered and products sold increased 8 percent due to general business growth, but decreased as a percentage of revenue to 74.5 percent in 1997 from 75.8 percent in 1996. This decrease primarily reflects the changing mix of the business as Consumer Services becomes a larger portion of the overall business of the Partnership as well as productivity improvements and the successful integration of acquisitions. The Consumer Services companies generally operate at higher gross profit levels than the other major business units but also incur somewhat higher selling and administrative expenses.

Selling and administrative expenses increased 15 percent due to general business growth and increased to 15.7 percent of revenue in 1997 from 15.1 percent in 1996. As described above, this increase as a percentage of revenue is primarily attributable to the changing business mix of the Partnership.

Interest expense increased over the prior year primarily due to increased debt levels associated with the repurchase of Partnership shares held by WMX and acquisitions. The increase in the provision for taxes is attributable to strong growth at American Home Shield (which is organized in corporate form and subject to taxes).

SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO JUNE 30, 1996
-----------------------------------------------------------

Revenues for the six months increased 10 percent over 1996 to $1.8 billion reflecting solid growth from base operations and the effect of acquisitions. Operating income increased 18 percent to $157 million while margins improved to
8.6 percent of revenue from 8.0 percent in 1996, reflecting the continued strong growth of our higher margin businesses, productivity improvements, and the integration of the Barefoot operations. Net income was $122.6 million, an increase of 10 percent over one year ago while net income per share was $.60, representing an increase of 18 percent. The disparity between net income growth and growth in earnings per share reflects the share repurchase from WMX which increased interest expense and reduced the number of shares outstanding.

The Consumer Services business unit continued to achieve, double digit increases in revenues and profits. The TruGreen-ChemLawn operations realized double digit increases in revenues and profits during the first six months of the year reflecting strong internal growth and the successful integration of the Barefoot customers. The lawncare operations experienced favorable weather conditions throughout many parts of the country resulting in increased production, improved efficiencies, and growth in ancillary products. Terminix achieved solid growth in revenues and profitability for the six months. Strong growth in renewals and slight margin improvements offset the adverse weather conditions experienced in May and June of this year. American Home Shield achieved very strong double digit increases in both revenues and profits, with good increases in gross contracts written, as well as continued improvements in contract renewals. Residential/Commercial and Merry Maids reported modest profit growth for the six months but achieved solid revenue growth, reflecting the continued conversion of franchises and distributors to company owned operations.

The Management Services business unit achieved strong revenue growth for the six months primarily related to the Premier acquisition as well as modest growth in the base business. This unit achieved modest profit growth, excluding a non-recurring gain at Diversified Health Services recorded last year. The health care market reported a solid increase in revenues and good profit growth with improved sales and customer retention. The business and industry group achieved double digit revenue and profit growth, resulting from the Premier acquisition as well as increased margins at several accounts. The gains achieved in the health care and business and industry markets were partially offset by challenges faced in the education market where the discontinuation of a large contract and margin pressures in certain other accounts negatively impacted revenues and profits.

The International operations achieved modest revenue growth with profits below last year reflecting anticipated investments in the German joint venture and unfavorable currency exchange rates.

Cost of services rendered and products sold increased 9 percent due to general business growth, but decreased as a percentage of revenue to 77.2 percent in 1997 from 78.1 percent in 1996. This decrease primarily reflects the changing mix of the business as Consumer Services becomes a larger portion of the overall business of the Partnership as well as productivity improvements and the successful integration of acquisitions. The Consumer Services companies generally operate at higher gross profit levels than the other major business units but also incur somewhat higher selling and administrative expenses.

Selling and administrative expenses increased 13 percent due to general business growth and increased to 14.2 percent of revenue from 13.9 percent in 1996. As described above, this increase as a percentage of revenue is primarily attributable to the changing business mix of the Partnership.

Interest expense increased over the prior year primarily due to increased debt levels associated with the repurchase of Partnership shares held by WMX and acquisitions. Income taxes increased from the prior year reflecting strong growth at American Home Shield and increases in certain state taxes.

FINANCIAL  POSITION
-------------------

Net cash provided from operations of $109.2 million grew 24 percent compared to the first six months of 1996, reflecting growth in net income, increased prepayments for services in the lawncare operations and the favorable timing of the Barefoot acquisition. Due to the seasonality of the lawncare and pest control operating cycles, the Partnership's working capital needs are higher during the first half of the year than in the second half, with a corresponding impact on funds provided from operations. Management believes that funds generated from operations and other existing resources will continue to be adequate to satisfy the ongoing working capital needs of the Partnership.

On April 1, 1997, ServiceMaster repurchased the entire 19 percent ownership interest that WMX had held in the Partnership for approximately $626 million. WMX had owned 40.7 million restricted shares of ServiceMaster and also had an option to purchase an additional 2.8 million shares which was canceled as part of the transaction. This transaction was immediately additive to earnings per share and will provide significant, incremental tax benefits to the company. The transaction was financed with a new $1 billion multi-currency revolving credit agreement, which provides a 364 day revolving credit facility of $250 million with a one-year term loan option (two year total term) and a five-year revolving credit facility of $750 million.

On July 28, 1997, ServiceMaster filed a Form S-3 shelf registration statement with the Securities and Exchange Commission providing for the sale of up to $950 million in either unsecured senior debt securities or equity interests. The registration statement proposes an offering of $150 million of unsecured 10-year notes and $150 million of unsecured 30-year notes, subject to the effectiveness of the registration statement. The net proceeds will be used to reduce borrowings under bank credit facilities. Proceeds from future offerings will be used for general corporate purposes, which may include repayment of debt, repurchase of shares, acquisitions, capital expenditures and working capital requirements. No decision has been made relating to the potential future sale of other securities from the shelf. Any future decisions will depend on the company's capital needs and market conditions at the time.

The increase in accounts and notes receivable over year end levels reflects traditional seasonal buildups, as well as the impact from the Barefoot acquisition. The increase in inventories is a result of normal seasonal build-ups in the pest control and lawncare businesses as well as the acquired inventory from Barefoot.

Prepaid expenses and other assets have increased from year end because the lawncare operation defers certain marketing costs that are incurred during the first six months but are directly associated with revenues that are realized in subsequent quarters of the current year. These costs are then amortized over the balance of the current lawncare production season, as the related revenues are recognized. Deferred revenues also increased significantly, reflecting strong growth and increases in customer prepayments for lawncare services.

Property and equipment increased primarily due to business growth in the Consumer and Management Services business units as well as the acquisition of Barefoot in the first quarter of 1997.

Intangible assets increased from year end, primarily reflecting the effect of the Barefoot transaction.

Accounts payable and other liabilities increased from year end reflecting seasonal activity in the Consumer Services businesses. Debt levels increased due to the repurchase of WMX's 19 percent ownership in the Partnership and the cash portion of the Barefoot acquisition. The Partnership is a party to a number of long-term debt agreements which require it to maintain compliance with certain financial covenants, including limitations on indebtedness, restricted payments, fixed charge coverage ratios and net worth. The Partnership is in compliance with the covenants related to these debt agreements.

Total shareholders' equity decreased to $403 million in 1997 from $797 million at December 31, 1996, reflecting the repurchase of WMX's Partnership shares and other treasury share repurchases and distributions, partially offset by strong growth in earnings as well as the shares issued to acquire Barefoot. The Partnership continues to repurchase shares in the open market or in privately negotiated transactions per the authorization granted by the Board of Directors in 1995. As of June 30, 1997, approximately $57 million (excluding the WMX transaction) of the total $150 million amount authorized had not yet been expended. Cash distributions paid directly to shareholders for the six months ended June 30, 1997, totalled $45 million or $.23 per share, an increase of 6 percent.



                                                                 Part II.  OTHER INFORMATION

                                                              SERVICEMASTER LIMITED PARTNERSHIP
                                                                         Exhibit 11
                                                  EXHIBIT REGARDING DETAIL OF INCOME PER SHARE COMPUTATION
                                                            (In thousands, except per share data)



                                                                      Three Months Ended                     Six Months Ended
                                                                           June 30,                              June 30,
                                                                     1997             1996                  1997            1996
                                                                     ----             ----                  ----            ----

Net Income                                                          $  75,707        $  71,264           $  122,567       $  111,777

Interest on convertible debentures..............................          465              465                  931              938
                                                                     --------        ---------           ----------       ----------

Net income for fully diluted calculation........................    $  76,172        $  71,729           $  123,498       $  112,715
                                                                    =========        =========           ==========       ==========

Shares used for computing
 Primary Earnings per share

Shares outstanding on weighted
 average basis..................................................      181,737          211,403              198,927          211,761

Equivalent shares --
 Options and subscriptions outstanding..........................        5,398            5,851                4,946            5,987
                                                                      -------          -------              -------          -------


Weighted average and
 equivalent shares for primary calculation......................      187,135          217,254              203,873          217,748
                                                                      =======          =======              =======          =======

Primary earnings per share......................................       $  .40           $  .33               $  .60           $  .51
                                                                       ======           ======               ======           ======

Shares used for computing fully
 diluted earnings per share--

Shares outstanding
 (weighted average basis with
 options and subscriptions).....................................      187,607          217,706              204,798          218,105

Equivalent shares--
Shares issuable upon conversion of
 convertible debentures..........................................       3,626            3,626                3,626            3,626
                                                                      -------          -------              -------          -------

Weighted average and equivalent shares
 for fully diluted calculation...................................     191,233          221,332              208,424          221,731
                                                                      =======          =======              =======          =======

Fully diluted earnings per share.................................      $  .40           $  .32               $  .59           $  .51
                                                                       ======           ======               ======           ======


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

Date:  August 5, 1997


                          SERVICEMASTER LIMITED PARTNERSHIP
                          (Registrant)

                          By: /s/Steven C. Preston
                          -------------------------------------------------
                                 Steven C. Preston
                          Senior Vice President and Chief Financial Officer