Form 10-Q/A
period 1997-06-30
SERVICEMASTER LTD PARTNERSHIP
filed 1997-08-12
CIK 806027

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO.1 TO
                                    FORM 10-Q/A


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

                                TABLE OF CONTENTS

The Amendment No. 1 to Form 10-Q/A for the quarterly report under Section 13 or
   15(d) of the Securities Exchange Act of 1934 is being filed by the Registrant in order to adjust the filing date of such Form 10-Q. This Amendment No. 1 is identical to the previously filed Form 10-Q except for it filing date.


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

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 12, 1997


                          SERVICEMASTER LIMITED PARTNERSHIP
                          (Registrant)

                          By: /s/Steven C. Preston
                          -------------------------------------------------
                                 Steven C. Preston
                          Senior Vice President and Chief Financial Officer